Form 10KSB
period 2003-03-31
REDLINE PERFORMANCE PRODUCTS INC
filed 2003-06-30
CIK 1121131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                        COMMISSION FILE NUMBER 001-31682

                             ---------------------

                       REDLINE PERFORMANCE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      36-4335356
         (State or other jurisdiction                (IRS employer identification no.)
              of incorporation)
         2510 COMMERCE WAY, VISTA, CA                              92081
   (Address of principal executive offices)                      (Zip Code)

                                 (760) 599-1003
                          (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
         Common Stock, $.01 par value                     American Stock Exchange

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the year ended March 31, 2003.  None

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,671,366, based upon the last sales price per share of the registrant's common stock on June 20, 2003, as reported on the American Stock Exchange.

     As of June 20, 2003, 4,582,020 shares of common stock, $0.01 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on September 8, 2003 to be filed with the Securities and Exchange Commission (the "2003 Proxy Statement") pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format  Yes [ ]     No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Description of Business.....................................    5
Item 2.   Description of Property.....................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   19
Item 6.   Management's Discussion and Analysis or Plan of Operation...   22
Item 7.   Financial Statements........................................   26
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27

                                  PART III
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   27
Item 10.  Executive Compensation......................................   27
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 12.  Certain Relationships and Related Transactions..............   27
Item 13.  Exhibits and Reports on Form 8-K............................   27
Item 14.  Controls and Procedures.....................................   28
Signatures............................................................   29
Financial Statements..................................................   32
Exhibits..............................................................  E-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements. These statements involve risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause our actual results to differ materially from estimates or projections contained in the forward-looking statements include:

     - Our ability to obtain the services of a contract assembler to assemble our snowmobiles on a large scale or, in the alternative, our ability to assemble snowmobiles on a timely and cost-effective basis at our facility. Our company and the members of our management team have limited experience manufacturing snowmobiles or similar products. A significant component of our current operating plan is to limit our in-house production activities and to outsource the large-scale production of our snowmobiles. We have not entered into any definative agreement for the assembly of our snowmobiles by a third party. If we are unable to engage the services of a contract assembler, or if we experience significant delays in engaging the services of a contract assembler, we will need to transform our prototype and pre-production assembly methods into a full-scale, quality, timely and cost efficient manufacturing process. Failure to engage the services of a contract assembler or to successfully initiate in-house production could cause our business to suffer.

     - Our reliance upon suppliers to manufacture and deliver parts for our snowmobiles. We purchase nearly all of the parts used in our snowmobiles from third-party suppliers. Our reliance on outside suppliers involves risks including limited control over the price, timely delivery, reliability and quality of parts. We have not entered into supply agreements with any of our suppliers to ensure continued supply of parts. We could experience delays if our suppliers are unable to supply acceptable parts or if we change, or are required to change, suppliers of these parts. Our purchases of parts from suppliers located outside of the United States are subject to a variety of risks, including unexpected changes in regulatory requirements, tax rates or tariffs, and long lead times for parts due to distance, transportation and other factors.

     - Our ability to sell premium snowmobiles at prices significantly higher than most currently-available snowmobiles. We intend to sell our snowmobiles to a limited number of purchasers who are willing to pay a higher price for enhanced performance, attractive styling and a distinctive brand. Our business model has not yet been successfully proven in the snowmobile industry. The suggested retail price of our snowmobiles will be substantially higher than the retail prices of snowmobiles having similar features and other snowmobiles generally. This significant difference in pricing could deter potential customers from purchasing our snowmobiles. If the higher price of our snowmobiles deters sales, we will sell fewer snowmobiles than expected, generate lower revenues than expected and accumulate excess inventory.

     - Our ability to recruit, maintain and provide incentive to dealers to promote and sell our snowmobiles. Our level of sales will depend upon recruiting and training an effective group of independent dealers. Our dealers will be responsible for displaying, selling and repairing our snowmobiles. Our sales will depend upon entering into agreements with a number of dealers which is sufficient to generate significant sales of our snowmobiles. We must continue to increase the number of our dealers and develop and maintain these dealers in order to succeed.

     - The ability to recruit and maintain an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our product-driven operating strategy. To grow rapidly, we will be required to expand, train and manage our employee base, particularly skilled operations personnel, within a short time period. We will also need to add financial, marketing and operations managerial personnel. The costs associated with our expansion may be substantial and could divert the efforts of management toward large-scale production and expansion instead of design, engineering and marketing of our snowmobiles. In addition to retaining top management personnel, we will need other key engineering and operations personnel to successfully operate and expand our business.

     - Development and promotional efforts of our competitors to produce and sell snowmobiles targeted for sales to consumers seeking snowmobiles having performance characteristics which exceed current industry expectations. The snowmobile industry is subject to technological advances related to product performance, safety and environmental concerns. Our future success will depend on our ability to anticipate and respond to such advances and concerns. We expect to face significant competition from existing manufacturers that are more diversified than us and have greater financial, manufacturing and marketing resources than us, and we may not be able to compete with them effectively. We will also compete with a number of specialty snowmobile manufacturers.

     - The presence or absence of, or consumer acceptance of, new snowmobiles or snowmobile features. Acceptance of our snowmobiles will be dependent upon, among other things, price, reliability, uniqueness and our ability to overcome strong brand loyalty among snowmobile users. Establishment and maintenance of brand loyalty will also depend on our ability to consistently provide snowmobiles that meet customer expectations. If customers and dealers do not perceive our snowmobiles to be premium snowmobiles, or if our future products are not favorably received, the value of our brand would be impaired or diluted and sales of our snowmobiles will be less than our current expectations.

     - Our ability to comply with regulations governing emissions, hazardous materials and product safety. The United States Environmental Protection Agency has enacted regulations imposing stringent emissions standards for engines used in snowmobiles, including our proposed snowmobiles, beginning in 2006. Compliance with these and other requirements could require us to undertake additional design and engineering efforts and may increase the cost of our snowmobiles. Future recommendations or regulatory actions by the Environmental Protection Agency, or other regulatory agency, could also require us to incur significant additional development and engineering expenses or delay introductions of our snowmobiles.

     - Changes in consumer interest in snowmobiles and snowmobiling or lack of snow restricting consumers' ability to ride snowmobiles. Our business plans and strategies are based on certain assumptions regarding the snowmobile industry, including continued demand for premium snowmobiles within the "high performance," "muscle" and "mountain" segments of the snowmobile market. Consumer interest in snowmobiling has generally remained flat or declined over the past 5 years. In addition, the lack of snowfall in any year in any particular region of the United States or Canada in which our snowmobiles are offered for sale may adversely affect our snowmobile retail sales in that region. Lack of snowfall generally results in fewer snowmobiles sold.

     - Inability to liquidate excess inventory should excess inventory develop.

     - Ability to protect our intellectual property in our technology in a cost-effective manner. Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to protect our intellectual property, we may not be able to compete effectively in our markets, which would result in lower than expected sales and harm our competitive position. In addition, our ability to compete effectively and in a cost-effective manner is subject to our ability to develop and produce products which do not infringe on the intellectual property of others.

     - General economic conditions and changes in availability or cost of floor plan financing and working capital financing. Changes in national or regional United States and North American economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels, the price of gasoline and consumer sentiment about the economy in general.

     - Those other factors referenced in this report under the section entitled "Management's Discussion and Analysis or Plan of Operations."

     We believe the forward-looking statements made in this Report, which we have based on our current expectations, are reasonable. However, we caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     We design, engineer and market, and we intend to produce and sell, snowmobiles under the Redline brand name. We also intend to market and sell snowmobile parts and a limited line of Redline(TM) branded apparel. If we are successful with our first snowmobile model, we intend to introduce additional snowmobile models as well as other products, which may include ATVs. We intend to sell our snowmobiles to consumers in the "high performance," "muscle" and "mountain" segments of the snowmobile market through independent dealers located throughout the snowbelt region of the United States and Canada.

     Since inception, we have enhanced our technology, designed and engineered our proposed initial snowmobile model, built prototype models, marketed our snowmobiles and developed the Redline brand. We have built five functional prototype snowmobiles, and have used that experience to build two more functional prototype snowmobiles using our production tooling. We have built seven engines using production tooling and we intend to continue producing in-house all of the two-cycle engines used in our snowmobiles. In addition, we are currently building seven 800 Revolt units using our production tooling, three of which have been sold for display and demonstration purposes, and four which will be used for continued performance testing. We will use these seven production snowmobiles to supplement our efforts to recruit dealers and obtain dealer purchase orders for delivery during the 2003/2004 model year.

     We are a development stage company with minimal assets. We were organized and incorporated in December 1999 under the laws of the State of Minnesota. We have sold three snowmobiles and have generated nominal revenues from operations since our inception in December 1999. In March 2000, we acquired two snowmobile-related patent applications and assets, including prototype snowmobiles, engines, snowmobile parts and four intent-to-use trademark applications, from our founders and an entity owned and operated by our founders.

     We market our snowmobiles to snowmobile enthusiasts who may be willing to pay a higher price for enhanced performance, attractive styling and a distinctive brand. We intend to focus our sales and marketing efforts on supporting our dealers, building brand awareness and identifying strategic marketing opportunities. We intend to outsource the production of each model to one or more experienced contract assemblers in Minnesota or nearby states. We intend to outsource production to a contract assembler in this region to utilize the established suppliers in the region, maintain a presence closer to our potential customers and minimize shipping costs. To this end, we have entered into a non-binding letter of intent with a contract assembler and are negotiating terms of a definitive agreement for the assembly of our 800 Revolt snowmobile. Although we can offer no assurances that we will execute a definitive agreement with the contract assembler, we believe that under such an arrangement we would be able to produce approximately 600 units of our 800 Revolt snowmobiles during the 2003/2004 model year. In the event that we do not execute a definitive agreement with the contract assembler, we plan to continue to seek outsourced assembly services and, in the interim, commence in-house production of the 800 Revolt models in our facility.

THE SNOWMOBILE MARKET AND MARKET SEGMENTS

     The International Snowmobile Manufacturers Association ("ISMA") estimated sales of snowmobiles in North America for the 2002 model year to be approximately $1.1 billion. According to Power Products Marketing, an independent market research firm, four companies dominate this market, producing nearly all of the snowmobiles sold in 2002.

     Power Products Marketing divides the snowmobile market into ten segments. Based on information obtained from Power Products Marketing, in 2002 the "high performance," "muscle" and "mountain" segments of the North American snowmobile market accounted for 58% of unit sales of new snowmobiles. Based on estimated segment information from Power Products Marketing and unit sales information from the ISMA, unit sales within these three segments collectively grew by 4% from approximately 103,000 units in 2001 to approximately 107,000 units in 2002. Ehlert Powersport Business (December 2002 issue) estimates that worldwide unit sales of snowmobiles in the 700cc and higher class (engine displacement greater than 700cc) increased from approximately 4% of total sales in 2000 to approximately 25% in 2002.

BUSINESS STRATEGY

     Our goal is to become a leader in the design, engineering and marketing of a brand of premium snowmobiles and other powersport products for which purchasers will pay higher prices. Key elements of our business strategy include the following:

     Focus Initially on the Snowmobile Market. We believe that the successful introduction of our initial snowmobile model into the snowmobile market will enhance our ability to successfully introduce other products such as ATVs. We believe we can compete in the snowmobile market because we intend to:

     - Differentiate our Snowmobiles Based on Technology. We intend to apply technologies that we believe have been used to significantly advance other powersport products such as ATVs, motorcycles, race cars and trucks, but which have not been used extensively in snowmobiles. Additionally, our proprietary technology includes our patented rear suspension and patent-pending drivetrain systems.

     - Target Consumers in the Largest and, We Believe, the Most Profitable Segments of the Snowmobile Market. We intend to target three growing segments of the snowmobile market: "high performance," "muscle" and "mountain."

     Limit In-House Production and Outsource Large-Scale Production of Our Snowmobiles. We intend to hire an experienced contract assembler or assemblers to help us transition from the design and engineering phase of product development to the production phase. We have entered into a non-binding letter of intent with a contract assembler and are negotiating terms of a definitive agreement for the assembly of our 800 Revolt snowmobile. Although we can offer no assurances that we will execute a definitive agreement, we believe that under such an arrangement we would be able to produce approximately 600 units of our 800 Revolt snowmobile during the 2003/2004 model year. In the event that we do not execute a definitive agreement with the contract assembler, we plan to continue to seek outsourced assembly services and, in the interim, commence limited in-house production of the 800 Revolt models in our facility. We believe the process of transitioning from producing a limited number of units at our facility to outsourcing ongoing production should accelerate as we develop and produce future models.

     Make Redline an Attractive Brand to Snowmobile Dealers. We believe that snowmobile dealers compete heavily with dealers selling the same brand of snowmobiles within a limited geographic area. In addition, we believe that other snowmobile manufacturers impose inventory requirements on dealers that often exceed consumer demand, which may result in smaller profit margins for dealers as a result of discounting efforts to reduce inventory. We intend to utilize several techniques to reduce the effect of the geographic pressures, including:

     - Limit the Number of Redline Dealers. We believe providing dealers with larger territories reduces same brand competition. Reducing same brand competition limits the dealer's need to compete on price and results in dealer margins that are higher than industry margins.

     - Limit Snowmobile Production. We intend to annually produce a number of units which will be substantially less than the number of units sold by each of the four largest snowmobile manufacturers. We intend to produce our snowmobiles based on existing demand, rather than based on projected demand. We believe this will create a situation where demand will exceed supply.

     Develop the "Redline" Brand. We believe that it is important to continue to develop the "Redline" brand into a name which is synonymous with premium products. We intend to develop our brand utilizing the following strategies:

     - Promote Our Snowmobiles as Unique. We intend to distinguish our snowmobiles from those of other manufacturers based on technology, styling and brand. We intend to continue communicating this message through our marketing and promotional efforts. These efforts will include participation in trade shows and snowmobile expositions as well as publicity in industry and other media.

     - Expand and Diversify the Redline Product Mix. We intend to expand our snowmobile line by increasing the number and types of models, and may eventually diversify our product mix by marketing and selling other products, which may include additional items of Redline branded apparel and ATVs. We believe expanding our product mix will provide larger and more consistent revenues, reduce the seasonality of our revenues, meet the anticipated demand for additional products from our dealers and transition Redline from a one-product company to a company with a broad mix of products.

PRODUCTS

     Snowmobiles. We intend to distinguish our snowmobiles from those of other manufacturers based on technologies used in other types of recreational vehicles but which have not yet been used extensively in snowmobiles, as well as our distinctive appearance, styling and brand. We have obtained patents in the United States and Canada relating to our suspension technology and have applied for patents on our rear exhaust and drivetrain technology. We believe that the appearance and styling of our snowmobiles, based on our suspension and rear exhaust technology, as well as our Redline brand, will be more appealing to customers than the appearance, styling and brands of other manufacturers. We believe that our snowmobiles will provide better handling, a smoother ride, more power and greater durability than the snowmobiles of other manufacturers because of our:

     - patented rear suspension system,

     - patent pending rear exiting exhaust system,

     - patent pending clutch isolation drivetrain system, and

     - tubular chromoly chassis.

     We intend to produce, market and sell one snowmobile model, the 800 Revolt, a high performance trail snowmobile, for the 2003/2004 model year. The 800 Revolt will be powered by an 800cc two-cycle engine, which is generally considered within the snowmobile industry to be a high powered engine. In the following model year, we may market and sell two additional snowmobile models. We are designing our second model, the 800 Mountain Revolt, for mountain riding. We are designing our third model, the Revolution, for trail riding. We expect that the Revolution will be powered by a 750cc four-cycle engine, which is typically quieter and expels fewer pollutants than the standard two-cycle engine that we plan to use in our 800 Revolt model. Our long-term goal is to produce a family of Redline snowmobiles designed for consumers in the "high performance," "muscle" and "mountain" segments of the snowmobile market. Our future models will likely differ from the 800 Revolt based on features such as track length, distance between skis, weight, engine size and engine type.

     Parts and Accessories. We intend to supply our dealers with a variety of replacement parts and accessories for our snowmobiles. Replacement parts will be the same parts used in the production of our snowmobiles, including replacement body parts, chassis and engine components as well as a wide range of accessories such as specialty racks, travel bags, snowmobile covers and graphics packages. We intend to obtain accessories from suppliers to the snowmobile industry. We have not entered into any binding agreements or understandings with the suppliers of our parts and accessories.

     Apparel. We currently offer a limited line of Redline branded apparel that complements the style and quality of our snowmobiles, including several screen printed t-shirt designs, embroidered hats, embroidered polo shirts and embroidered oxford long sleeve shirts. We purchase these items from a wholesaler located in California. We do not currently consider sales of clothing to be a significant source of revenue. If we are successful marketing our first snowmobile, we intend to offer a greater variety of styles and sizes of snowmobile apparel for adults and children such as snowsuits, jackets, pants, protective gear and gloves. If we are successful with our second and third snowmobile models, we may license our trademark and logo to a clothing manufacturer to develop a broad line of apparel. We intend to create an awareness of the "Redline" brand among the non-snowmobiling public and provide a wide range of products for enthusiasts by licensing our logo and trademarks. We believe branded apparel with our trademark and logo will also help promote our brand and our vehicles. We intend to design our clothing line, like our snowmobiles, to emphasize high quality, identify our brand based on performance, style and innovation and utilize technologically advanced materials designed to provide comfort and warmth to snowmobile riders. We expect to incorporate many of the successful stylistic and functional apparel innovations currently used in the motocross, snowboard and ski industries.

     Future Products. We have preliminary designs of several additional snowmobile models which include the 1300 Revolt, the SX802 Rebellion and the SP604 Patriot. We do not expect to produce any of these models until we successfully commercialize our other snowmobile models, which we expect to be at least three years. In the future, to diminish the seasonality of snowmobile sales and to leverage dealers with products appropriate for year-round sales, we intend to develop and sell other vehicles which may include ATVs. We also intend to pursue opportunities to market products of other manufacturers under our label and sell them through our future dealers. These products may include scooters, off-road motorcycles and after-market performance enhancing products.

MANUFACTURING AND ASSEMBLY

     Strategy. We intend to limit our manufacturing activities at our facility in Vista, California to the design and engineering of new snowmobiles and the manufacture of two-cycle engines. We hope to outsource the manufacturing of our snowmobiles and other future products to one or more contract manufacturers or assemblers. Limiting our production activities should help us to more effectively transition from the design and engineering phase to the production phase for each product. Limiting our in-house production activities and capital expenditures also should enable us to get new products through design, testing and ultimately to market in a shorter period of time. We anticipate that any contract manufacturer or assembler will have significantly greater manufacturing and assembly expertise and capacity than we will have. We believe that outsourcing of the majority of parts manufacturing and of final assembly will minimize our capital expenditures and significantly reduce the likelihood that we will have to expand our production facilities. It will also minimize the number of manufacturing employees we must hire. To this end, we have entered into a non-binding letter of intent with a contract assembler and are negotiating terms of a definitive agreement for the assembly of our 800 Revolt. In the event that we do not execute a definitive agreement with the contract assembler, we plan to continue to seek outsourced assembly services and, in the interim, commence in-house production of the 800 Revolt models in our facility in Vista, California.

     Suppliers. We have developed, and intend to continue developing, relationships with vendors who were selected for their quality and capabilities. We design or specify all vehicle component parts, often in cooperation with vendors. Vendors are then contracted to develop tooling and to fill our orders for component parts manufactured to our specifications. We own the tooling used to manufacture proprietary parts. Tooling consists of equipment and devices used to build parts, including molds, fixtures and stamping dies. Molds are fabricated from parts or casings used to form a part made of metal or plastic. Fixtures are devices which hold component parts in place to ensure accuracy and alignment during the welding process. Stamping dies stamp or punch out parts from flat sheet metal. We will rely on vendors to supply all of the other component parts used in manufacturing our snowmobiles. Raw materials or standard parts are readily available from multiple sources for the parts we manufacture and for most other parts. We do not have agreements with any of our suppliers which require our suppliers to ensure the production and delivery or the supply of all of the parts and subassemblies we require from them. We have identified and are receiving quotes from key suppliers and have placed orders for some items requiring long lead times.

     Engine Manufacturing. We have completed the design and engineering of our two-cycle engine and intend to assemble engines at our facility in Vista, California. We have elected to assemble our own engines primarily for the following reasons:

     - pricing from outside sources is too high, based on the initial low number of engines we will require compared to the industry,

     - we can assemble an engine which has a lower overall weight than those produced by other providers,

     - the small number of engine manufacturers capable of producing engines to our specifications may have pre-existing relationships with our competitors,

     - we build the engines to our specifications and design them for our chassis,

     - there may be a limited number of suppliers, and

     - a proprietary engine enhances the Redline brand.

Castings for our engines will be supplied by vendors who will utilize our tooling. Machine shops will machine, or refine, our castings and manufacture our crank shaft components. We intend to purchase other parts, such as pistons, rods, reeds and ignitions, from OEM suppliers that supply manufacturers in the powersports industry. We estimate that we have the capacity at our existing facility to assemble approximately 20 engines per day. We may, at some time in the future, outsource the manufacture and assembly of our two-cycle engines. The decision to outsource engine manufacturing would largely depend on our ability to identify one or more contract manufacturers capable of meeting our requirements for manufacturing capabilities, supplier reliability and pricing.

     Production Scheduling. In conjunction with the execution of the non-binding letter of intent with the contract assembler, we intend to schedule production of our first model snowmobile over a relatively short period of time. Typically, orders for snowmobiles are placed by dealers in the spring and units are built based on dealer orders. Non-refundable deposits made by consumers to dealers at the time of order assist in production planning. The budgeted volume of units to be produced each year is, in large part, committed to by dealers prior to commencement of production. During the first year of production, however, we anticipate producing snowmobiles at a level higher than our initial orders to accommodate requests as information about our product reaches new dealers and customers. Retail sales activity at the dealer level will be monitored by us and incorporated into production scheduling. Typically, delivery of snowmobiles to consumers begins in late summer and continues during the winter season. However, due to the timing of our initial public offering and the execution of the letter of intent with a contract assembler, we expect that delivery of our initial snowmobiles will occur late in the 2003 calendar year or early in the 2004 calendar year.

SALES AND DISTRIBUTION

     Strategy. We intend to sell our products primarily through independent dealers located in the snowbelt region of the United States and Canada. After we have successfully sold our snowmobiles in North America, we may expand our sales to Europe and other areas of the world through distributors and dealers. We intend to sell our future products, such as ATVs, through our dealers.

     We have entered into agreements with 28 dealers and we continue to solicit additional dealers. Our agreements with dealers renew annually upon agreement by both parties and include a minimum dealer order requirement that varies based on geographic location and the size of the market territory. Dealers must service units sold in their territory and maintain satisfactory service performance levels. Dealers must also carry parts and accessories for Redline snowmobiles. As is standard in the industry, most of our dealers will not limit their sales to Redline products. They will also sell products of other manufacturers including snowmobiles, ATVs, motorcycles, personal watercraft and lawn and garden equipment. We intend to actively solicit additional dealers for the 2003/2004 model year. Delays in manufacturing and delivering snowmobiles to our dealers could result from a variety of factors, some of which we do not control. A delay in delivering snowmobiles in the 2003/2004 model year could cause our dealers to reduce their efforts related to selling our products.

     Dealer Margins. Within the snowmobile industry, dealer margins may suffer as the result of same brand competition and oversupply of product. This occurs when customers have access to multiple dealers of the same brand of snowmobile within reasonable driving distance. In addition, manufacturers sometimes require dealers to buy quantities of product in excess of the actual demand in the dealer's assigned territory. Many dealers are unable to sell their allotted quantity and "panic sell" by reducing their prices to unprofitable levels. This may inadvertently reduce the dealer's sales for the following year. We intend to avoid these problems and make being a Redline dealership attractive by:

     - selecting only dealers that meet our criteria, which includes a history of successful retail sales and service,

     - providing each dealer with a territory which is larger than the area typically provided by other snowmobile manufacturers to reduce same brand competition between our dealers, and

     - suggesting retail prices which should provide dealers with per-unit margins which exceed per-unit margins from other brands of snowmobiles.

     Suggested Retail Pricing. We have established the manufacturer's suggested retail price ("MSRP") for our snowmobiles with the intention of providing our dealers with the opportunity to realize margins on our products that are higher than margins of dealers selling competing snowmobiles. Our MSRP is established as a function of our cost, Company margin requirements, dealer margin requirements and product price and brand positioning for consumer acceptance.

     Customer Orders. Within the snowmobile industry, manufacturers typically solicit orders from dealers in March and April. At that time, dealers place unit orders for shipment in the following fall and winter season. To prompt dealer orders in the spring of 2003 for delivery in the fall of 2003, we sold our first three Revolt snowmobiles to three dealers in different geographic areas for display and demonstration as a means of increasing dealer and customer enthusiasm for our snowmobiles. Since our initial public offering in May, we continue to develop our marketing support materials (equipment test results, testimonials and similar materials for use in connection with our marketing efforts) and to work at attracting and signing new dealers. We hope to continue these activities and to solicit purchase orders for our products through the remainder of the year.

     Floor Plan Financing. For the foreseeable future, we do not intend to directly provide our dealers with financing to purchase our snowmobiles. To assist our dealers we have entered into an agreement with GE Commercial Distribution Finance ("GE") for this purpose. GE, as a result of its acquisition of Deutsche Inventory Finance, has experience providing financial programs and services to dealers in the snowmobile industry. Under the agreement, GE will pay us in full within 10 days of shipping a snowmobile. GE will then provide financing to the dealers. Financing is done at GE's discretion based on the financial position of each dealer. We expect that all of our dealers will meet GE's credit requirements. Under the terms of the agreement, we are obligated to repurchase unsold product from dealers that default on their obligations to GE. We expect that this dealer financing relationship will provide to us the capital necessary to build on a year-round basis. The agreement may be terminated by either party upon 30 days notice and immediately by GE upon our default.

     Area Service Managers. Consistent with our goal of providing a high level of customer service, we intend to utilize Area Service Managers ("ASMs") to provide customer service to our dealers and customers. We expect that ASMs will live in the territory that they service and will coordinate repair and warranty service through our dealers. By living in the same region they service, we believe ASMs will have a more intimate knowledge of the area and its particular nuances which may include riding and performance modifications due to altitude and terrain conditions. We intend our ASMs to provide these services directly to our customers through our dealers. We expect that our ASMs will provide all of the warranty approvals for their area and will be available to assist the dealers when problems arise.

MARKETING

     Marketing Strategy. The primary goals of our marketing efforts are to promote sales of our products and to develop the Redline brand into a name recognized for quality and innovation. We are focusing our sales and marketing efforts on recruiting and supporting dealers, building brand awareness and identifying strategic marketing opportunities. We plan to participate in various consumer and dealer trade shows and to undertake marketing and promotional efforts to create demand for our snowmobiles and continue developing our brand.

     To recruit and maintain dealers, we intend to:

     - select only dealers that meet our criteria of successful sales and service and whom we consider to have an excellent reputation within the industry,

     - provide each dealer with a geographic territory which is larger than the area typically provided by other snowmobile manufacturers to reduce same-brand competition between our dealers, and

     - suggest retail prices which should provide dealers with greater per-unit margins than other brands of snowmobiles.

     As of the date of this Report, we have:

     - sent direct mail pieces to potential dealers,

     - had significant contact with our current dealers,

     - begun compiling marketing support materials (equipment test results, testimonials and similar materials for use in connection with our marketing efforts), and

     - begun creating a promotional video for dealers.

     We market our snowmobiles primarily to purchasers in three segments of the snowmobile market, "high performance," "muscle" and "mountain" (as categorized by Power Products Marketing). Within these segments we intend to sell snowmobiles to a limited number of snowmobile enthusiasts who are willing to pay a higher price for enhanced performance, attractive styling and a distinctive brand. According to Power Products Marketing, high performance snowmobiles are designed for trail riding and emphasize handling and comfort. Snowmobiles in the muscle segment are designed for racing and emphasize speed and power. Mountain snowmobiles are designed for mountain riding and emphasize power and balance.

     We expect our marketing efforts will include:

     - annual participation in up to ten consumer trade shows throughout the United States and Canada,

     - annual participation in up to 15 outdoor events such as the Snowmobile Expo at West Yellowstone, in Montana,

     - continued publicity efforts through industry publications,

     - direct mail solicitation of potential dealers and customers, and

     - promotional give-aways such as apparel and snowmobiles.

     Our web site is www.1redline.com. The information included on our web site is not incorporated into this Report by reference. The primary purpose of our website is to provide information to the general public about our proposed products and to assist consumers in locating a Redline dealer in their geographic area. In the future we may expand our web site to enable e-commerce and other features to expand our online presence and overall business.

     Pricing. Our pricing strategy is to market and sell snowmobiles to snowmobile enthusiasts willing to pay a premium price for enhanced performance, attractive styling and a distinctive brand. Our initial snowmobile models will have suggested retail prices of approximately $12,000. The price of our snowmobiles will be significantly higher than the average suggested retail price of a new snowmobile sold in 2003.

     Targeted Purchaser. We have begun marketing our snowmobiles to purchasers of premium snowmobiles powered by 700cc engines or greater. Our targeted customer is a snowmobile enthusiast who prefers superior style, design and performance and is willing to pay higher prices for these characteristics. This customer is generally willing to purchase after-market accessories to further enhance performance. Our target brand attributes are "progressive engineering," "durability," "innovation," "precision" and "aggressive attitude." We are continuing to direct our marketing communications to snowmobile enthusiasts who we believe will embrace our brand identity.

     Dealer Marketing Programs. We have allocated a significant portion of our marketing budget to fund cooperative sales and promotion programs with Redline dealers. We intend to work closely with our dealers that, we believe, know their customers and understand best how to reach them and influence their buying decisions. We intend to promote our snowmobiles and support our dealers in local dealer trade shows, which occur throughout the year. To generate snowmobile sales, we intend to provide our dealers with cooperative marketing dollars for advertising and promotion within the dealer's market area. In addition, after we produce a sufficient quantity of snowmobiles, we will require each dealer to maintain at least one demonstration snowmobile and make the snowmobile available for consumers to test ride throughout the entire season to generate spring orders and promote year-round sales.

     Strategic Initiatives. We intend to develop strategic relationships with other businesses to maximize brand exposure. By doing so, we believe we can more efficiently utilize our marketing budget by utilizing these strategic partners' marketing funds to promote our brand while we focus the majority of our efforts and marketing budget on other marketing programs. By leveraging the existing marketing budgets of these businesses, we believe we can generate valuable branding and exposure with maximum reach for minimum cost. For example, we entered into a license agreement with Electronic Arts, Inc. ("EA"), a global supplier of interactive entertainment video games, in which we granted them a limited right to use our name and snowmobile designs in connection with interactive video games for the commercial life of those products. In return, we received a license which terminates in November 2010 to use certain proprietary images owned by EA in our sales and marketing materials. We do not receive or pay any royalties under any license agreement with EA. In April 2002, EA released a snowmobile racing game entitled Sledstorm that features our Redline snowmobile designs. None of the four major snowmobile manufacturers are featured in this EA game. EA recognized Redline's styling and technology as a good fit for their new game developed for the Sony Playstation II platform. We believe this type of strategic partnering and joint marketing effort has created significant publicity and brand awareness and we intend to continue building and enhancing our brand through these types of relationships.

     Publicity. We believe there are numerous opportunities to generate exposure to a broader consumer segment. Our management believes that interest in our company and snowmobiles has already been established despite limited resources.

     Our marketing efforts to date and the introduction of our new designs have resulted in the following media coverage at minimal cost to us:

     - Popular Mechanics awarded Redline with their "2001 Design and Engineering Award,"

     - Popular Science named the Redline Revolution design one of the "Best 100 New Products,"

     - Our snowmobiles have been featured in over 100 articles appearing in not only industry but also mainstream media publications, such as American Health & Fitness, American Snowmobiler, Esquire Sport, FHM, Maxim, Playboy (German), SnowTech, Stuff, STUN!, Vogue Hommes International, Women's Sports Illustrated and numerous others,

     - Our snowmobiles have appeared on several television programs and networks (including NBC's Today Show, NBC Gravity Games, Ally McBeal, Discovery TV Canada, ESPN, High Tech Toys and Speedvision),

     - In June 2003, our snowmobile was pictured in The Robb Report,

     - September 2002 Redline's 800 Revolt was one of the products recognized in Men's Journal's 95 "Perfect Things," and

     - Electronic Arts video game Sledstorm (released in April 2002) prominently features animated versions of the proposed Redline line-up of snowmobiles.

ENGINEERING AND PRODUCT DEVELOPMENT

     During the fiscal years ended March 31, 2002 and March 31, 2003, we spent approximately $1,206,000 and $534,000 on product development and engineering. During fiscal year 2004, we anticipate spending approximately $500,000 on research and development (including approximately $75,000 of net proceeds from our initial public offering spent as of the date of this Report). We included these amounts as a component of operating expenses in the period incurred. We conduct our design and engineering efforts at our facility in Vista, California. At this facility we design, develop and test our prototype snowmobiles and many of the component parts and subassemblies used in our snowmobile. We have three employees engaged in design and engineering and we have engaged one consultant engineer who is not an employee to assist us in our design and engineering efforts. In the near term we expect to hire additional employees with design and engineering expertise. We also expect to continue to engage our consultant and we may engage additional consultants to assist us in engineering and design efforts in specific areas in which our employees do not have significant experience. These areas include engine/drive train development, structural analysis, body styling and body part tooling development.

     We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. We also employ the use of a three-dimensional printer to rapidly prototype parts and subassemblies. Use of this type of technology reduces the time required to produce prototype parts and we are able to begin the testing process within several days after the completion of a design in the computer. This process is similar to the process used by other snowmobile manufacturers.

     Upon delivery we perform varied testing on parts and subassemblies based on the importance and risk of failure. We start and test all engines on a dynamometer to confirm that minimum horsepower requirements are met and to identify potential defects. A dynamometer is a device used to test the horsepower and torque of an engine and also provides data such as air flow and fuel consumption. In addition, our vendors test and apply new technologies and materials to the design and production of component parts and subassemblies used in our snowmobiles. We test finished snowmobiles in conditions and locations similar to those in which we anticipate they will be used. This includes testing in cold temperatures, trails and at different altitudes. We use the services of independent professional snowmobile racers to test our snowmobiles as part of our testing program.

TECHNOLOGY

     Our snowmobile, the 800 Revolt, incorporates patented and patent-pending Redline technology, which includes the following:

     T-15 Rear Suspension System. A suspension system on a snowmobile is intended to provide support to the rider and absorb the force caused by traveling over terrain to provide a smoother ride. Other snowmobile manufacturers have continued to improve traditional snowmobile rear suspension technology, but, we believe, have failed to embrace the suspension innovations developed by producers of other recreational vehicles. We believe that our patented T-15 suspension system, by reducing the possibility that the weight of the rider and the force caused by aggressive riding will cause the snowmobile to fully compress the suspension or "bottom out," will result in a smoother ride. We developed a suspension system which consists primarily of two metal arms contained within the track and a shock absorber which is protected under the hood. We have designed our T-15 rear suspension to allow for 15 inches of vertical travel which is the full range of the upward and downward movement of the track. We designed our suspension system to provide track movement of 10 inches "upward" and 5 inches "downward" from the standard riding position, while, to our knowledge, the snowmobiles of the four major manufacturers typically have no downward movement. Track movement is the vertical distance the track moves in an up and down motion. Snowmobile suspension systems of other manufacturers are typically mounted to a piece of metal which supports the seat, known as the "tunnel." These suspension systems are contained inside the spinning track and are exposed to the elements. A large portion of our system is designed to be mounted under the hood. We expect this design to better protect the system components from the adverse effects of weather and to centralize the mass of the snowmobile.

     Rear Exhaust. Currently, snowmobile exhaust systems are typically contained under the hood and expel exhaust beneath the engine and in front of the rider. This configuration requires a large hood, which we believe contributes to the appearance of snowmobiles currently being sold by our competitors. Our exhaust system is designed to expel fumes from the rear of the snowmobile, behind the rider. We believe this will enhance our ability to incorporate advances in styling because the expansion chambers of the two-cycle exhaust system will not be confined in the engine compartment under the hood. We believe we are one of the first snowmobile manufacturers to develop a rear exhaust system for a snowmobile and we currently have a patent pending on our design. We also believe we were the first snowmobile company to publicly show a snowmobile with a rear exhaust design.

     Drivetrain. A snowmobile drivetrain system is intended to transfer power generated by the engine to turn the snowmobile track. The drivetrain system typically includes a gear reduction transmission and a set of two clutches connected by a belt. The drivetrain systems of snowmobiles currently manufactured by our competitors typically have one clutch connected directly to the engine without any buffer. We believe our drivetrain system will transfer power more efficiently and will maintain belt alignment better than other snowmobiles, both of which should result in more responsive acceleration and less maintenance. In our patent-pending clutch isolation system (CIS), we mount both clutches directly to the chassis and couple the primary clutch to the engine via a rubber dampener. By separating the clutch from the engine with a rubber dampener, we attempt to reduce the vibration transferred from the engine to the chassis and the rider. We believe that mounting the clutch directly to the chassis will also better maintain the alignment of the primary and secondary clutches. We believe that maintaining proper clutch alignment historically has presented a challenge in snowmobile maintenance. Poorly aligned clutches may cause excessive belt wear, heat generation and loss of power.

     Chassis. The chassis is the frame of the snowmobile. We believe we utilize the only production tubular snowmobile chassis in the snowmobile industry. A tubular chassis is made of tubular steel which is cut and welded into the proper position. We also believe that most motorcycles, ATVs and off-road racecars use a tubular chassis. Our snowmobile designs currently call for 4130 grade chromoly tubing rather than aluminum sheet metal. The 4130 grade chromoly is a high steel alloy developed in the aerospace industry. The strength of the chromoly allows us to use thinner tubes which results in a lighter chassis. We believe chromoly enables us to build a more durable chassis which we believe is more desirable for the segments of the snowmobile market we target. The 800 Revolt's chassis is computer designed and modeled for strength without excess weight. The design calls for all frame tubes for the 800 Revolt to be Computer Numeric Control
(CNC) bent. CNC machining, welding and bending equipment is programmed and controlled by computer systems to increase the speed and accuracy of the manufacturing process.

     Engines. Our first snowmobile model, the 800 Revolt, utilizes, and some of our proposed future models will likely utilize, standard two-cycle engines which are commonly used in the snowmobile industry. In 1999, we retained an independent engine development firm to design and engineer a two-cycle engine for use in our snowmobiles. Following completion of our initial public offering, we made all payments required for us to acquire the engine and related technology under our agreement with the engine development firm. We remain obligated to pay the firm an engine fee for each snowmobile we sell which incorporates the engine developed for us by the engine development firm. The engine fee ranges from $100 to $200 per unit. We are not required to pay an engine fee on snowmobiles using other engines. Our obligation to pay engine fees expires when, and if, we have paid the firm $275,000 in aggregate engine fees.

INTELLECTUAL PROPERTY

     The development, utilization and protection of technology is an important component of our overall operating strategy. We intend to protect our technology and information with patents, trademarks and nondisclosure agreements.

     Patents. We have obtained one patent in the United States, one patent in Canada and have filed five additional patent applications in the United States and Canada relating to our technology four of which are pending. On July 24, 2001, the United States Patent and Trademark Office granted United States Patent No. 6,263,991, our first United States patent, which relates to the Redline T-15 rear suspension system. Assuming all of the United States Patent and Trademark Office fees are paid, this patent will expire on March 15, 2019. We have also received Patent No. 2,300,342 in Canada which also relates to our T-15 rear suspension. The T-15 suspension offers enhanced control and comfort across a wide variety of trail conditions. We have filed two patent applications in the United States that relate to our rear exhaust system and our drive train system, and one patent application in Canada that relates to our rear exhaust system.

     Trademarks. We use, or intend to use, and claim rights to various trade names and trademarks to identify our products. We have already obtained registered marks in the United States for: "Redline Snowmobiles," "Revolt," "Rebellion," the R and design stylized logo and "CIS" (clutch isolation system). We have also applied for trademark protection in the United States and Canada for the trademarks "Independence," "Patriot," "Redline," "954 Revolution," and "T-15." We may also use our marks to identify our snowmobiles and other vehicles such as ATVs and various other products which we may develop and introduce. We claim rights to the trade name "Contender" for use with ATVs.

     Other Protection. We intend to protect our intellectual property to the extent such protection is warranted. In addition to obtaining patent and trademark rights, we intend to protect our confidential information as trade secrets. We intend to take steps to protect our confidential information by requiring certain employees and third parties engaged by us to enter into confidentiality or similar agreements. To date, we have entered into confidentiality agreements with every Redline employee and consultant. We have not entered into confidentiality agreements with any of our suppliers.

COMPETITION

     The market for snowmobiles is highly competitive. Within the snowmobile industry, we will compete primarily with Polaris, Ski-Doo, Arctic Cat and Yamaha. These four manufacturers currently dominate the snowmobile market. These manufacturers have long histories and significant experience within the snowmobile industry. Each of these companies has substantially greater resources and capabilities than us. The four primary manufacturers enjoy:

     - significant market share,

     - established design, engineering and manufacturing expertise and capabilities for which significant scale-up expenditures are required,

     - a large number of well-established dealerships and distributors to sell snowmobiles and other products,

     - strong brand loyalty of existing customers who return to purchase their future snowmobiles,

     - brand recognition,

     - significant financial resources to fund and expand operations,

     - experienced personnel to design, engineer, produce, market and sell snowmobiles, and

     - diverse products to reduce the seasonality effect on sales of snowmobiles.

     Competition for consumers in the snowmobile market is based upon a number of factors including performance, price, brand, quality, reliability, styling, features, service network and warranty. In the segments of the market we have targeted, we expect to compete primarily with the four major manufacturers of snowmobiles. We believe that we will need to distinguish our snowmobiles based on performance, quality, styling and brand. Prices of our snowmobiles will be significantly higher than prices of other snowmobiles and we do not have a history of reliability or providing service.

     Competition for dealers is based on a number of factors including sales and marketing support programs (such as financing and cooperative advertising), profit margins and size of assigned market territory. We believe that our snowmobiles will be priced to provide dealers with an opportunity to achieve profit margins which are greater than those on sales of other snowmobile brands and that our proposed sales and marketing support programs for dealers will be comparable to programs provided by our competitors.

     In addition to the four large manufacturers, we will compete against several existing and any future small specialty snowmobile manufacturers. Our products will also compete with many other recreational products for the discretionary spending of consumers.

PRODUCT SAFETY AND REGULATION

     Both federal and state authorities have environmental control requirements relating to air, water and noise pollution that will affect our manufacturing operations and our products. We intend to take steps to ensure that our facilities comply with applicable environmental regulations and standards. Certain materials used in snowmobile manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. Our cost of compliance with environmental regulations is not expected to be material. Our manufacturing facilities are also subject to the regulations promulgated and may be inspected by, the Occupational Safety and Health Administration.

     Emissions. Although the snowmobile industry is not directly regulated by any federal or state legislation, the United States Environmental Protection Agency has issued regulations which provide stringent emissions standards for two-cycle and four-cycle engines. These regulations will require manufacturers to significantly reduce harmful emissions beginning in the 2005/2006 model year. These regulations contemplate that the future of snowmobile engine technology will focus on four-cycle engines as well as direct injection two-cycle engine technology. Half of the snowmobiles we sell during the 2005/2006 model year must comply with these emissions requirements. We intend to use both standard two-cycle and four-cycle engines in our snowmobiles. With limited exceptions, all new snowmobiles must meet the emissions requirements by 2012. In addition, the EPA has issued new rules to control evaporative emissions from fuel systems which are released into the atmosphere through fuel tanks and hoses. Manufacturers must comply with these rules beginning in 2008.

     Most of the snowmobiles sold during the 2002/2003 model year utilized standard two-cycle engines due to the relative low cost, and the ease of repair and maintenance. The major drawbacks of traditional two-cycle engines are the high levels of emissions and noise they produce. More stringent governmental regulations limiting emissions will likely require snowmobile manufacturers, including us, to utilize direct injection two-cycle engines or four-cycle engines rather than the standard two-cycle engines commonly used today. In standard two-cycle engines, when the piston goes down to draw in air and fuel into the cylinder, the exhaust port is partly open, allowing noise and raw fuel to escape into the air. In direct injected two-cycle engines, fuel is injected directly into the cylinder after both the exhaust port and intake port have closed. In four-cycle engines, the intake and exhaust valves are never open at the same time. This significantly reduces noise and emissions. However the four-cycle engine produces less power than two-cycle engines which is of greater concern to our target market. Direct injected two-cycle engines and four-cycle engines produce fewer emissions and hydrocarbons than standard two-cycle engines.

     In November 2002, the National Park Service adopted rules imposing daily limits on snowmobiles in Yellowstone and Grand Teton National Parks. These rules went into effect in March 2003. In addition, beginning in 2003, all rented snowmobiles used in these were required to use four-cycle engines. Beginning in 2004, traditional two-cycle snowmobiles that are privately-owned will be banned in these two parks. Numerous organizations are actively working to ban the use of snowmobiles, boats, personal watercraft and ATVs from the National Parks, Forest Service land, Bureau of Land Management land and state parks and lakes.

     Product Safety. Various states and other governmental agencies have promulgated safety regulations regarding the use of snowmobiles. We believe that the adoption of any pending laws or regulations would not negatively effect our products to any greater degree than the products of our competitors. There are several safety-related associations within the snowmobile industry. The ISMA is a trade association formed to promote safety in the manufacture and use of snowmobiles. The ISMA members are also members of the Snowmobile Safety and Certification Committee ("SSCC") which promulgated voluntary safety standards for snowmobiles based on standards provided by the Society of Automotive Engineers. The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport. Following the development of the SSCC standards, the United States Consumer Product Safety Commission denied a petition to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. Although compliance with SSCC standards is not mandatory in the United States, we believe that our snowmobiles will comply with such standards.

PRODUCT LIABILITY

     Snowmobiles are motorized machines which may be operated at high speeds and in a careless or reckless manner. Accidents involving property damage, personal injuries and deaths may occur in the use of these products. We currently maintain product liability insurance coverage which management believes is appropriate. The insurance is on a "per occurrence" basis, with coverage being provided in respect of accidents that occur during the policy year, regardless of when the related claim is made, in amounts which we believe appropriate. In the future, liability insurance may not be available to us, or might be on terms which are unacceptable to us. Any adverse determination of material product liability claims made against us may have a material adverse effect on our financial condition and our ability to obtain and maintain product liability insurance coverage.

PRODUCT WARRANTY

     We intend to provide a standard limited warranty on snowmobile parts and materials for one year. Although we intend to employ quality control procedures, a product is sometimes distributed which needs repair or replacement. Our warranty will require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We intend to utilize our dealers to complete any repair work and to administer any product recalls. Our warranty labor allowances will reflect the reasonable time necessary to perform repairs.

PERSONNEL

     Our current personnel consist of 14 full-time employees and one part-time employee, seven of whom are in management and administration, five are in manufacturing and three are in design and engineering.

We also utilize the services of several independent contractors. To continue our development and operational efforts, we must make a substantial investment into a high quality workforce. We believe that our current and near-term personnel needs will be met with minimal difficulty. During the year ending March 31, 2004, we believe that the number of persons we will need will increase substantially, consistent with our anticipated sales growth. The majority of our anticipated personnel growth will come from highly skilled engineering and manufacturing personnel who may be more difficult to hire. We consider our relations with our personnel to be good. None of our employees are represented by a union.

EFFECTS OF WEATHER

     As a manufacturer of snowmobiles for outdoor use, sales of our snowmobiles may be reduced by weather conditions over which we have no control. The lack of snowfall in any year in any particular region of the United States or Canada in which our snowmobiles are offered for sale may adversely affect our snowmobile retail sales in that region. We intend to minimize this potential effect by stressing pre-season sales and by shifting dealer inventories from one location to another. We can give you no assurance that snowfall in geographic regions where our snowmobiles are sold will not be less than expected or that any lack of snowfall will not reduce our sales and revenues.

AVAILABLE INFORMATION

     Our Internet website is http://www.1redline.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Report.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal offices are located at 2510 Commerce Way in Vista, California, which is approximately 30 miles north of San Diego. This facility consists of approximately 26,960 total square feet and is used for corporate offices, engine manufacturing, shipping and receiving, parts storage and snowmobile assembly. Approximately 23,500 square feet are for manufacturing and assembly and 3,500 square feet are for office space. Monthly rent for the facility is $15,500, subject to periodic increases based on the consumer price index. The effective monthly rent is approximately $14,000 over the term of the lease after giving effect to rent reductions which equate to six months of rent. The lease term is five years, expires in August 2005 and we may renew the lease for up to 24 months. This lease is guaranteed by Kent Harle and Chris Rodewald.

     We also maintain a business office at 1120 Wayzata Boulevard East, Suite 200, in Wayzata, Minnesota, which is approximately 10 miles west of Minneapolis. Our space at this facility is subleased and consists of approximately 200 square feet of office space. Monthly rent for the facility is $500. The sublease is month to month. We have not entered into a written sublease for this office space. We believe that our facilities in California and Minnesota are adequate for the Company's current plans.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

EXECUTIVE OFFICERS

     Set forth below are the names of the executive officers of the Company as of the date of this Report, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

NAME                             AGE                        POSITION
----                             ---                        --------
Kent H. Harle..................  36    Chief Executive Officer
Mark A. Payne..................  43    President and Chief Financial Officer
Chris B. Rodewald..............  34    Vice President of Sales and Marketing and Secretary

     Our executive officers are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of our executive officers or directors.

     Mr. Harle has been our Chief Executive Officer since May 2000 and a director since our inception in December 1999. Mr. Harle also served as our President from our inception in December 1999 to September 2002 and as our Chief Financial Officer from our inception in December 1999 through June 2001. From December 1997 to December 1999, Mr. Harle was the Vice President of Business and Product Development for TMAG Industries, Inc., a Vista, California based vehicle design and commercial lighting company operated and part-owned by Mr. Harle and Mr. Rodewald.

     Mr. Payne has been our President and Chief Financial Officer since September 2002, and a director since November 2002. From September 1999 to June 2002, Mr. Payne was Chief Financial Officer of Agiliti, Inc., a privately-held information technology outsourcing company based in Minneapolis, Minnesota. From April 1998 to September 1999, Mr. Payne was the sole principal and owner of Capital Growth Strategies, LLC, a financial consulting firm based in Minneapolis, Minnesota that provided management, financing and other assistance to start-up and emerging companies. From August 1996 to April 1997, Mr. Payne served as Chief Financial Officer and from May 1997 to February 1998, he served as President, of Famous Dave's of America, Inc., a publicly-held company based in Minneapolis, Minnesota that operates a chain of barbeque-style restaurants.

     Mr. Rodewald has been a Vice President since our inception in December 1999 and became our Vice President of Sales and Marketing in May 2000. He also serves as our Secretary and has served in that capacity from December 1999 to August 2001 and since October 2001. Mr. Rodewald also served as a director from our inception in December 1999 through December 2002. From December 1997 to December 1999, Mr. Rodewald was the Vice President of Sales and Marketing for TMAG Industries, Inc., a Vista, California based vehicle design and commercial lighting company operated and part-owned by Mr. Rodewald and Mr. Harle.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

     Market Information. The Company's common stock began trading on the American Stock Exchange under the symbol "RED" on May 16, 2003. Registrar and Transfer Company is the Company's transfer agent.

     The table set forth below presents the range of high and low sales prices per share of common stock, reported by the American Stock Exchange, for the period from May 16, 2003 (initiation of trading) through June 20, 2003.

                                                           HIGH SALE PRICE   LOW SALE PRICE
                                                           ---------------   --------------
Common Stock.............................................       4.80              4.44

     Holders. As of June 17, 2003 we had 129 stockholders of record and an estimated 1,297 beneficial owners of our common stock, par value $0.01 per share.

     Dividends. We have not declared or paid any cash or stock dividends on our common stock since our inception. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration of dividends will be at the discretion of our board of directors and will generally depend upon our earnings, capital requirements, financial position and general economic conditions.

     Securities Authorized for Issuance Under Equity Compensation Plans.

     The following table sets forth certain information as of March 31, 2003 with respect to compensation plans of the Company under which shares of the Company's common stock may be issued.

                      EQUITY COMPENSATION PLAN INFORMATION

                                  NUMBER OF SHARES OF
                                     COMMON STOCK                                 NUMBER OF SHARES OF
                                     WHICH MAY BE          WEIGHTED-AVERAGE          COMMON STOCK
                                ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     FUTURE ISSUANCE(1)
                                -----------------------   -------------------   -----------------------
2000 Stock Option Plan
  (approved by
  shareholders)...............           80,171                  $3.91                  253,163
2001 Non-Employee Director
  Stock Option Plan (not
  approved by
  shareholders)(2)............          141,670                  $3.75                  108,330
Stock Option Agreement dated
  October 15, 2002 between
  Mark A. Payne and the
  Registrant..................          240,000                  $3.75                      N/A

---------------

(1) Excludes shares of our common stock to be issued upon exercise of outstanding options.

(2) For a description of the material terms of the 2000 Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan, see the financial statements beginning on page F-1.

RECENT SALES OF UNREGISTERED SECURITIES

     In April 2002, we issued 16,667 shares of common stock having a value of $50,000 to an individual investor in partial payment for services, a license and assets.

     In July 2002, we issued 20,008 shares of common stock to 13 individual investors upon the exercise of previously-issued warrants to purchase common stock for $90,036.

     In August 2002, we issued a promissory note in principal amount of $50,000 and a warrant to purchase 5,000 shares of common stock having an exercise price of $3.75 per share to Industricorp & Co., Inc. FBO Twin City Carpenters Pension Fund. The warrant expires on August 2, 2007.

     From August 2002 through December 2002, we issued promissory notes in principal amount of $2,000,000 and warrants to purchase 400,000 shares of common stock having an exercise price of $3.75 per share to 67 individual investors. GunnAllen Financial, Inc. acted as placement agent and received commissions of $220,000. The warrants expire from October 15, 2007 through December 26, 2007.

     In September 2002, we issued a warrant to purchase 3,000 shares of common stock having an exercise price of $3.75 per share and a value of $11,250 to a vendor, for a payment deferral. The warrant expires on September 11, 2007.

     In October 2002, we issued an option to purchase 240,000 shares of common stock having an exercise price of $3.75 per share to Mark Payne pursuant to an employment agreement. The option expires on October 15, 2009.

     In November 2002, we issued warrants to purchase 19,420 shares of common stock having an exercise price of $3.75 per share to three former officers and directors, David Mell and Larkin, Hoffman, Daly & Lindgren, Ltd. in connection with the personal guarantee by three individuals of a $30,000 bank loan. We issued a portion of the warrants for extending the term of the guarantee. The warrants expire on November 13, 2007.

     In August 2001, October 2001 and December 2002, we granted options to purchase an aggregate of 33,001 shares of common stock having an exercise price of $3.75 per share to two consultants. The options expire on August 13, 2008, October 10, 2008 and December 17, 2012, respectively.

     In December 2002, we issued an aggregate of 17,208 shares of common stock to David Mell, as a consultant, and two vendors, upon the conversion of an aggregate of $64,530 of accounts payable.

     In December 2002, we issued promissory notes in principal amount of $242,500 and warrants to purchase 56,500 shares of common stock having an exercise price of $3.75 per share to six individual investors. The warrants expire on December 18, 2009.

     In December 2002, we issued promissory notes in principal amount of $221,000 and warrants to purchase 44,200 shares of common stock having an exercise price of $3.75 per share to four individual investors. GunnAllen Financial, Inc. acted as placement agent and received commissions of $24,310. The warrants expire on December 27, 2007.

     In May 2003, we issued a warrant to purchase 222,222 shares of common stock having an exercise price of $7.425 per share to GunnAllen Financial, Inc., as partial compensation in connection with our initial public offering of common stock. GunnAllen Financial, Inc. acted as our underwriters in our initial public offering. The warrant expires on May 14, 2008.

     Except as referenced above, we did not engage any underwriters in connection with the foregoing transactions. The issuances of the above securities were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. All investors in these transactions were accredited investors as defined in Regulation D. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in these transactions.

     In December 2002, we issued options to employees, the outstanding balance of which is held by four employees having the right to purchase 13,836 shares of common stock, and issued 5,000 shares of common stock having a value of $18,750 to a non-employee consultant for services pursuant to Rule 701. The options expire on December 17, 2012. In March 2003, we granted options to purchase 100,000 shares of common stock having a per share exercise price of $3.75 to three non-employee members of our board of directors pursuant to Rule 701. The options expire on March 4, 2013. In June 2003, we granted options under our 2000 Stock Option Plan to purchase 29,000 shares of common stock having a per share exercise price of $4.65 to three employees pursuant to Rule 701. The options expire on June 5, 2012. In June 2003, we granted options to purchase 30,000 shares of common stock having a per share exercise price of $4.65 to a non-employee member of our board of directors pursuant to Rule 701. The options expire on June 12, 2013.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On May 21, 2003, we closed an initial public offering pursuant to a registration statement that was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,900,001, we received net offering proceeds of approximately $8,100,007. GunnAllen Financial, Inc. acted as underwriter in connection with the initial public offering.

     The table below sets forth our approximate use of net proceeds from the public offering as of June 26, 2003.

Total Net Proceeds..........................................   $8,100,007
                                                               ----------
Repayment of Debt(1)........................................   $3,860,000
Design & Engineering(2).....................................   $  198,000
Sales & Marketing...........................................   $  152,000
Capital Expenditures........................................   $   29,000
Purchase of Parts...........................................   $  146,000
General & Administrative....................................   $  460,000
Working Capital.............................................   $  310,000
                                                               ----------
                                                               $5,155,007
                                                               ==========

---------------

(1) Includes approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company.

(2) Includes approximately $75,000 for research and development.

     We intend to use a portion of the net proceeds from the initial public offering to hire additional personnel. We also intend to increase our marketing efforts by spending approximately $700,000 on direct mail, trade shows and events and dealer cooperative advertising. We intend to use approximately $500,000 of the net proceeds of the initial public offering for capital expenditures related to both current production and tooling for production of our second and third snowmobiles models. We will use the remaining proceeds form the initial public offering for working capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     We are a development stage company in the snowmobile industry with minimal assets. We have sold only three snowmobiles and have not sold any other products. We have generated only nominal revenues from operations since our inception in December 1999. At March 31, 2003, we had a deficit accumulated during our development stage (from December 1999 to March 31, 2003) of $(10,506,482). We expect to incur additional losses in the foreseeable future and at least until such time, if ever, that we successfully commence production of our snowmobiles and sell our products through dealers. Accordingly, there is no historical financial or other information about our company which you could use to determine our future performance.

     On May 21, 2003, we closed an initial public offering pursuant to a registration statement that was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,900,001, we received net offering proceeds of approximately $8,100,007. GunnAllen Financial, Inc. acted as underwriter in connection with the initial public offering.

     We used a portion of the net proceeds of the initial public offering to repay debt incurred from September 1, 2001 through December 31, 2002 to finance our operations and interest thereon in the amount of $3,860,000. We intend to use a portion of the net proceeds from the initial public offering to hire additional personnel. Additional hires will likely include a director of operations to manage our in-house and outsourced assembly operations, line personnel as well as other employees for design, engineering, financial and other functions. We also intend to increase our marketing efforts by spending approximately $700,000 on direct mail, trade shows and events, dealer cooperative advertising and publicity to expand awareness of our snowmobile and build brand identity. Finally, we will use approximately $500,000 of the net proceeds of the initial public offering for capital expenditures related to both current production and tooling for production of our second and third snowmobile models. We will use the remaining net proceeds from the initial public offering for working capital.

     In connection with the initial public offering, we granted to the underwriter an over-allotment option which expires 45 days after the date of the prospectus to purchase up to an additional 333,333 shares of our common stock at a price of $4.0725 per share. The underwriter has orally exercised its over-allotment option to purchase and sell 320,000 shares of our common stock, for aggregate proceeds of approximately $1,303,000. After deducting underwriter's discounts, fees and expenses estimated to be approximately $150,000, we expect to receive proceeds of approximately $1,153,000. Closing on the underwriter's over-allotment option is subject to certain terms and conditions, including the underwriter's delivery of a written notice confirming its oral exercise. We can offer no assurances that a closing on the underwriter's over-allotment will occur. We intend to use the proceeds from the underwriter's over-allotment option, if any, for working capital.

     Our activities will be subject to risks which may include delays in the engineering and manufacturing of our snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. If we experience operating results which differ significantly from our current plan, we may require additional financing in the future and can give you no assurance that future financing will be available to us, or that financing will be on terms satisfactory to us. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations.

PLAN OF OPERATIONS

     In order to succeed, we intend to do the following:

     1. Generate Dealer Interest in Our Snowmobile and Recruit Dealers. We have used our prototype snowmobiles to create awareness within the snowmobile industry and finalize the design of our first product. We have also videotaped and displayed these snowmobiles at trade shows and events to generate dealer interest in Redline snowmobiles. We intend to continue our promotional efforts through an aggressive public relations program, attending and displaying our snowmobiles at dealer trade shows, direct mail efforts and direct solicitations of prospective customers. We have entered into agreements with 28 dealers and we continue to solicit additional dealers. We believe our dealer qualification criteria are strict and they include experience, reputation, ability to serve the geographic territory and financial strength.

     2. Generate Consumer Interest in Our Snowmobile and Develop the Redline Brand. To date, our snowmobiles have appeared in over 100 articles. We believe this publicity is critical to creating awareness of the Redline brand. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers with cooperative advertising dollars. Dealers may use cooperative advertising dollars in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our snowmobile. We believe these efforts, as well as mailing information to persons who have inquired about our snowmobiles, will generate the customer awareness we believe is necessary to sell our 800 Revolt snowmobile and other products, and to develop the Redline brand.

     3. Assemble the 800 Revolt for the 2003/2004 Model Year. During the year ending March 31, 2004 we intend to assemble, and to have assembled by a third party, our 800 Revolt snowmobile for sale to consumers during the 2003/2004 model year. To this end, we have entered into a non-binding letter of intent with a contract assembler and are negotiating terms of a definitive agreement for the assembly of

================================================================================

our 800 Revolt snowmobile. Although we can offer no assurances that the Company will execute a definitive agreement with the contract assembler, we believe that, under such an arrangement, we would be able to produce approximately 600 units of our 800 Revolt snowmobiles during the 2003/2004 model year. In the event that we do not execute a definitive agreement with the contract assembler, we plan to continue to seek outsourced assembly services and, in the interim, commence in-house production of the 800 Revolt models in our facility in Vista, California. We intend to purchase approximately $800,000 of additional parts necessary to produce the snowmobiles we anticipate selling in our first year of production. We have hired a director of operations to oversee and be responsible for all aspects of our in-house and outsourced manufacturing, assembly and operations. In addition, we intend to hire additional assembly personnel as well as other design, engineering and administrative personnel to support our assembly efforts. We expect there will be a significant learning curve associated with our in-house manufacturing process and our outsourcing of manufacturing to a third party. We plan to start delivering our 800 Revolt snowmobiles to dealers within six months.

     4. Ship Approximately 600 Snowmobiles for the 2003/2004 Model Year. We have begun soliciting dealer orders for the 800 Revolt snowmobile, for delivery in the fall and winter of the 2003/2004 model year. We believe that we can produce and ship approximately 600 snowmobiles during the 2003/2004 model year. We base this belief on a number of critical expectations, including outsourcing the production of our snowmobiles, recruiting a number of dealers sufficient to sell the snowmobiles we intend to produce in our first year of production, generating consumer interest in us and our products and obtaining orders for our 800 Revolt.

     5. Continue to Design and Engineer New Snowmobile Models. Simultaneous with our production (whether by third-party assembly or in-house assembly) and sales of the 800 Revolt snowmobile, we intend to continue designing and engineering our next two snowmobile models, the 800 Mountain Revolt and the Revolution. The 800 Mountain Revolt design has a number of specific differences from the 800 Revolt including a longer track, greater width between skis, lower weight and engine adjustments based on altitude. We have designed the Revolution for trail riders and expect that it will be powered by a four-cycle engine. We will evaluate the opportunity to develop and introduce other products, such as ATVs, upon the successful introduction of the 800 Revolt in the 2003/2004 model year.

     6. Obtain Additional Financing if Necessary. Based on progress of our negotiations with our proposed contract assembler, we have planned our operations for the next twelve months with the expectation that we would produce the 800 Revolt through a contract assembler, without significant problems or delays. In order to take advantage of the increased production capability of a contract assembler, the Company believes that it may be desirable to seek purchase order and inventory financing, permitting the Company to acquire production materials and build inventory at an increased rate. In the event that the Company is not able to secure purchase order and inventory financing on terms that are satisfactory to the Company, the Company anticipates that it will be necessary to schedule production at a slower rate, in order to optimize funds. We understand that there are inherent risks involved in the manufacturing process that could impact our funding needs. We intend to assess our use of the funds from the initial public offering and any purchase order and inventory financing to determine whether we are working toward our goal of successfully launching the 800 Revolt, generating brand awareness and obtaining market share. Our second year of operation will be different than the first year primarily because we may introduce two additional snowmobile models during the second year. The successful production and sale of the 800 Revolt for the 2003/2004 model year, are critical to our ability to timely introduce and market our second and third models, the 800 Mountain Revolt and the Revolution.

     Based on our current business plan, we expect to spend approximately $100,000, $600,000, $800,000 and $550,000 on items 1, 2, 3 and 5 referenced above, respectively. Our actual funding needs for the next 12 months will depend on many factors, including:

     - the level of acceptance and sales of our snowmobiles,

     - if we engage a contract assembler, the success of our outsourced assembly contract (particularly in terms of timing, costs and production problems encountered),

     - if we do not engage a contract assembler, the success of our in-house production (particularly in terms of timing, costs and production problems encountered),

     - the time and cost involved in outsourcing large-scale assembly,

     - continued progress in designing and engineering our products,

     - the cost involved in protecting our proprietary technology,

     - the time and cost involved in recruiting and training dealers,

     - the time and cost involved in establishing market acceptance,

     - the time and cost involved in obtaining purchase order and inventory financing,

     - the effectiveness of our other marketing and sales activities, including future sales of accessories, clothing and ATVs, and

     - the status of competitor products.

     As we proceed with our business plan, we may determine that our assumptions were or have been inaccurate or need to change and that our business plan needs to change to respond to changed assumptions or otherwise. Either of these situations could cause the proceeds of the initial public offering to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate. We currently have no committed sources or arrangements with respect to additional financing. If we require additional capital beyond the cash generated from our operations and the proceeds of the initial public offering, we would need to seek other financing. We may seek additional financing from a number of sources, including possible sales of equity securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source or on reasonable terms. If we are unable to obtain additional financing, we may be required to reduce or cease our growth or operations. Further sales of equity securities could result in substantial dilution to the our existing shareholders. Any additional debt financing could impose significant financial and operational restrictions on our business operations.

SEASONALITY AND QUARTERLY RESULTS

     Our fiscal year and the model year for the snowmobile industry end on March
31. Our business is affected by the pattern of seasonality common to most manufacturers and other businesses in the snowmobile industry. Our sales will, therefore, tend to be greater from August through February, which are the principal months for snowmobile dealers to take delivery and pay for snowmobiles. We anticipate that quarterly net sales and operating results will continue to be significantly impacted by seasonality patterns and therefore plan to expand to other seasonal products, such as ATVs, if we are successful in manufacturing, marketing and selling the 800 Revolt.

CRITICAL ACCOUNTING POLICIES

     The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties and product liability.

     Revenue Recognition: Revenues will be recognized at the time of shipment to the dealer. There have been no product returns, whether in the normal course of business or resulting from repurchases made under the customer financing program. We have agreed to repurchase products repossessed by the finance company up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance company and the amount received on the resale of the repossessed product. No losses have been incurred under these agreements. We have not historically recorded any sales return allowances because we have not been required to repurchase any units with no current sales. However, an adverse change in retail sales could cause this situation to change in the future.

     Sales Promotions and Incentives: When revenues commence, we will generally provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At March 31, 2003, we had not accrued any amounts for sales promotions and incentives, since we have not delivered any products to our dealers as of March 31, 2003.

     Dealer Holdback Programs: Once we deliver products to our dealers, we will provide dealer incentive programs whereby at the time of shipment, we will withhold an amount from the dealer until ultimate retail sale of the product. We will record these amounts as a liability on the balance sheet until they are ultimately paid. Payments are planned to be made to dealers twice each year, in February and August subject to previously established criteria. We have not recorded any accrued liabilities for dealer holdback programs in the balance sheets at March 31, 2003, since we have not delivered any products to our dealers as of March 31, 2003.

     Product Warranties: Our policy will be to provide a limited warranty for a period of one year for our products. Our standard warranties will require us or our dealers to repair or replace defective product during such warranty period at no cost to the consumer. A warranty reserve will be established at the time of sale to the dealer or distributor based on management's best estimate using projected rates and trends until we have historical rates and trends to use. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At March 31, 2003, we had not established an amount for warranty reserve, because we had not sold any products to date.

     Product Liability: We may be subject to product liability claims in the normal course of business once we commence sales of our products. We will obtain product liability insurance coverage which management believes is appropriate. The estimated costs resulting from any losses will be charged to operating expenses when it is probable a loss may be incurred and the amount of the loss is reasonably determinable.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item begin on Page 32 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended March 31, 2003, there were no changes in or disagreements with the Company's principal independent auditors on accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Directors of the Registrant

     The information under the caption "Election of Directors -- Information Concerning Nominees and Directors" in the Company's 2003 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant

     Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers."

     (c) Compliance with Section 16(a) of the Exchange Act

     The information under the caption "Corporate Governance -- Section 16 Beneficial Ownership Reporting Compliance" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Beneficial Owners and Management" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Corporate Governance -- Certain Relationships and Related Transactions" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The Exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-2.

     A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder as of July 11, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Redline Performance Products, Inc., 2510 Commerce Way, Vista, California 92083,
Attention: Investor Relations.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended March 31, 2003. We did not become subject to the reporting obligations under Section 13 of the Securities Exchange Act until May 15, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures (as defined in Section 13a-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer, President and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REDLINE PERFORMANCE PRODUCTS, INC.

                                          By        /s/ KENT H. HARLE
                                            ------------------------------------
                                                       Kent H. Harle,
                                                  Chief Executive Officer

Date June 27, 2003

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                       TITLE                      DATE
                    ---------                                       -----                      ----

                /s/ KENT H. HARLE                       Director and Chief Executive       June 27, 2003
 ------------------------------------------------       Officer (Principal Executive
                  Kent H. Harle                                   Officer)


                /s/ MARK A. PAYNE                       Director, President and Chief      June 27, 2003
 ------------------------------------------------       Financial Officer (Principal
                  Mark A. Payne                        Financial Officer and Principal
                                                             Accounting Officer)


                        *                                         Director                 June 27, 2003
 ------------------------------------------------
                  David G. Mell


                        *                                         Director                 June 27, 2003
 ------------------------------------------------
                Stanley R. Herman


                        *                                         Director                 June 27, 2003
 ------------------------------------------------
                 Michael J. Degen


                        *                                         Director                 June 27, 2003
 ------------------------------------------------
                  Clyde Fessler


 *By                /s/ MARK A. PAYNE                                                      June 27, 2003
        ------------------------------------------
                     Attorney-in-Fact

---------------

* Mark A Payne, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Redline Performance Products, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above

                                 CERTIFICATIONS

I, Kent H. Harle, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Redline Performance Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ KENT H. HARLE
--------------------------------------
Kent H. Harle
Chief Executive Officer

Date: June 27, 2003

I, Mark A Payne, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Redline Performance Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ MARK A PAYNE
--------------------------------------
Mark A. Payne
President and Chief Financial Officer

Date: June 27, 2003

                       REDLINE PERFORMANCE PRODUCTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                               VISTA, CALIFORNIA
                            MARCH 31, 2002 AND 2003

                              FINANCIAL STATEMENTS
                     INCLUDING INDEPENDENT AUDITORS' REPORT

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT................................      34
FINANCIAL STATEMENTS
  Balance Sheets............................................      35
  Statements of Operations..................................      36
  Statements of Shareholders' Equity (Deficit)..............   37-43
  Statements of Cash Flows..................................      44
  Notes to Financial Statements.............................   45-61

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Redline Performance Products, Inc.
Vista, California

     We have audited the accompanying balance sheets of Redline Performance Products, Inc. (a development stage company) as of March 31, 2002 and 2003, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from December 22, 1999 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redline Performance Products, Inc. as of March 31, 2002 and 2003, and the results of its operations and its cash flows for the years then ended and the period from December 22, 1999 (inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
June 12, 2003

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                            March 31, 2002 and 2003

                                                                 2002           2003
                                                              -----------   ------------
                                         ASSETS
Current Assets
  Cash......................................................  $     2,138   $     37,305
  Inventories, net..........................................      302,504        393,720
  Prepaid expenses and other current assets.................        8,242          9,158
                                                              -----------   ------------
    Total Current Assets....................................      312,884        440,183
                                                              -----------   ------------
Property and Equipment, Net.................................      796,494        694,545
                                                              -----------   ------------
Other Assets
  Intangible assets, net....................................       52,593         63,429
  Debt issuance costs, net..................................       17,333        233,874
  Security deposits.........................................       25,300         25,300
  Deferred stock offering costs.............................           --        367,455
                                                              -----------   ------------
    Total Other Assets......................................       95,226        690,058
                                                              -----------   ------------
       Total Assets.........................................  $ 1,204,604   $  1,824,786
                                                              ===========   ============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
  Lines of credit -- bank...................................  $   100,376   $     99,242
  Current maturities of long-term debt and subordinated
    convertible notes payable, net of original issue
    discount (see note 6)...................................      454,054      2,207,204
  Mandatory redeemable preferred stock, 20,002 Series A
    convertible preferred shares............................           --         90,000
  Due to shareholders.......................................       85,045        111,636
  Accounts payable..........................................    1,298,661        912,073
  Accrued payroll and related expenses......................       81,189        194,182
  Accrued expenses..........................................       24,162         22,000
  Accrued interest..........................................       60,360        287,463
                                                              -----------   ------------
    Total Current Liabilities...............................    2,103,847      3,923,800
Long-Term Liabilities
  Deferred rent obligation..................................       26,873         22,227
  Long-term debt and subordinated convertible notes payable,
    net.....................................................      164,458         14,178
                                                              -----------   ------------
    Total Liabilities.......................................    2,295,178      3,960,205
                                                              -----------   ------------
Commitments and Contingencies
Shareholders' Deficit
  Capital stock, 16,666,666 and 50,000,000 $.01 par value
    shares authorized at March 31, 2002 and 2003,
    respectively
    Series A convertible preferred stock, $.01 par value,
      $4,830,893 liquidation preference at March 31, 2003
       1,700,000 shares authorized
       1,250,680 and 1,288,238 shares issued and outstanding
       at March 31, 2002 and 2003, respectively.............       12,507         12,883
  Common stock, $.01 par value
    14,966,666 and 48,300,000 shares authorized at March 31,
      2002 and 2003, respectively
    1,416,003 and 1,091,560 shares issued and outstanding at
      March 31, 2002 and 2003, respectively.................       14,160         10,915
  Additional paid-in capital................................    5,056,557      5,208,929
  Common stock warrants.....................................      847,338      3,156,896
  Unearned compensation.....................................     (247,500)       (18,560)
  Deficit accumulated during the development stage..........   (6,773,636)   (10,506,482)
                                                              -----------   ------------
    Total Shareholders' Deficit.............................   (1,090,574)    (2,135,419)
                                                              -----------   ------------
    Total Liabilities and Shareholders' Deficit.............  $ 1,204,604   $  1,824,786
                                                              ===========   ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                        PERIOD FROM
                                                                                     DECEMBER 22, 1999
                                                     YEAR ENDED       YEAR ENDED      (INCEPTION) TO
                                                   MARCH 31, 2002   MARCH 31, 2003    MARCH 31, 2003
                                                   --------------   --------------   -----------------
Revenues.........................................   $        --      $        --       $         --
                                                    -----------      -----------       ------------

Operating Expenses
  Selling, general and administrative............     1,754,345        1,373,658          3,811,597
  Research and development.......................     1,205,904          534,335          3,074,731
                                                    -----------      -----------       ------------
     Total Operating Expenses....................     2,960,249        1,907,993          6,886,328
                                                    -----------      -----------       ------------
       Loss from Operations......................    (2,960,249)      (1,907,993)        (6,886,328)
                                                    -----------      -----------       ------------

Other Income (Expense)
  Interest expense...............................      (436,461)      (1,819,875)        (3,064,278)
  Interest income................................         3,055            2,502             10,884
  Other income...................................           870            6,841             14,211
                                                    -----------      -----------       ------------
     Net Other Expense...........................      (432,536)      (1,810,532)        (3,039,183)
                                                    -----------      -----------       ------------

Net Loss.........................................    (3,392,785)      (3,718,525)        (9,925,511)
  Preferred stock dividends......................      (235,111)         (23,341)          (359,279)
                                                    -----------      -----------       ------------
Loss Attributable to Common Shareholders.........   $(3,627,896)     $(3,741,866)      $(10,284,790)
                                                    ===========      ===========       ============
Loss per Common Share -- Basic and Diluted.......   $     (2.57)     $     (2.96)      $      (8.09)
                                                    ===========      ===========       ============
Weighted Average Common Shares Outstanding --
  Basic and Diluted..............................     1,410,700        1,263,460          1,270,688
                                                    ===========      ===========       ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
BALANCES AT INCEPTION, DECEMBER 22, 1999....         --    $    --           --   $    --   $       --   $       --     $     --
  Common stock issued to founders at
    incorporation, $.01 per share, December
    22, 1999................................         --         --       10,000       100          200           --           --
  Common stock issued to TMAG Industries,
    Inc. in exchange for the purchase of
    assets, $.01 per share, March 8, 2000...         --         --      200,000     2,000        4,000           --           --
  Common stock issued to founders for patent
    applications, $.01 per share, March 8,
    2000....................................         --         --    1,123,335    11,233       22,467           --           --
  Net loss..................................         --         --           --        --           --           --           --
                                              ---------    -------    ---------   -------   ----------   ----------     --------
BALANCES, MARCH 31, 2000....................         --         --    1,333,335    13,333       26,667           --           --
  Warrants issued for the purchase of 54,169
    shares of common stock, issued in
    connection with notes payable dated June
    27, 2000, valued at $.71 per share......         --         --           --        --           --       38,500           --
  Warrants issued for the purchase of 99,339
    shares of common stock, issued in
    connection with notes payable dated July
    21, 2000, valued at $.71 per share......         --         --           --        --           --       70,500           --
  Restricted common stock issued July 31,
    2000, valued at $3.75 per share.........         --         --      100,000     1,000      374,000           --     (375,000)
  Warrants issued for the purchase of 33,336
    shares of common stock, issued in
    connection with notes payable dated
    November 11, 2000, valued at $.75 per
    share...................................         --         --           --        --           --       25,000           --

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
BALANCES AT INCEPTION, DECEMBER 22, 1999....  $         --   $        --
  Common stock issued to founders at
    incorporation, $.01 per share, December
    22, 1999................................            --           300
  Common stock issued to TMAG Industries,
    Inc. in exchange for the purchase of
    assets, $.01 per share, March 8, 2000...      (197,013)     (191,013)
  Common stock issued to founders for patent
    applications, $.01 per share, March 8,
    2000....................................       (33,700)           --
  Net loss..................................       (92,809)      (92,809)
                                              ------------   -----------
BALANCES, MARCH 31, 2000....................      (323,522)     (283,522)
  Warrants issued for the purchase of 54,169
    shares of common stock, issued in
    connection with notes payable dated June
    27, 2000, valued at $.71 per share......            --        38,500
  Warrants issued for the purchase of 99,339
    shares of common stock, issued in
    connection with notes payable dated July
    21, 2000, valued at $.71 per share......            --        70,500
  Restricted common stock issued July 31,
    2000, valued at $3.75 per share.........            --            --
  Warrants issued for the purchase of 33,336
    shares of common stock, issued in
    connection with notes payable dated
    November 11, 2000, valued at $.75 per
    share...................................            --        25,000

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
  Warrants issued for the purchase of 88,755
    shares of common stock, issued in
    connection with notes payable dated
    December 20, 2000, valued at $.91 per
    share...................................         --         --           --        --      (80,500)      80,500           --
  Series A convertible preferred stock
    issued for cash, at $3.00 per share on
    December 20, 2000, net of offering costs
    of $21,248..............................     32,298        323           --        --       79,279           --           --
  Series A convertible preferred stock
    issued with conversion of 8% convertible
    notes payable on December 20, 2000......     42,439        424           --        --      126,876           --           --
  Series A convertible preferred stock
    issued with conversion of 10% notes
    payable on December 20, 2000............    347,011      3,470           --        --    1,067,530           --           --
  Series A convertible preferred stock
    issued for cash, at $3.75 per share from
    December 20, 2000 to February 20, 2001,
    net of offering costs of $367,150.......    464,463      4,645           --        --    1,369,882           --           --
  Warrants issued for the purchase of 1,667
    shares of common stock, issued in lieu
    of cash for services rendered on March
    21, 2001, valued at $1.20 per share.....         --         --           --        --           --        2,000           --
  Beneficial conversion related to
    convertible notes payable...............         --         --           --        --      398,625           --           --
  Beneficial conversion related to Series A
    convertible preferred stock.............         --         --           --        --      100,827           --           --
  Net loss..................................         --         --           --        --           --           --           --
  Preferred stock dividends.................         --         --           --        --           --           --           --
                                              ---------    -------    ---------   -------   ----------   ----------     --------

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
  Warrants issued for the purchase of 88,755
    shares of common stock, issued in
    connection with notes payable dated
    December 20, 2000, valued at $.91 per
    share...................................            --            --
  Series A convertible preferred stock
    issued for cash, at $3.00 per share on
    December 20, 2000, net of offering costs
    of $21,248..............................            --        79,602
  Series A convertible preferred stock
    issued with conversion of 8% convertible
    notes payable on December 20, 2000......            --       127,300
  Series A convertible preferred stock
    issued with conversion of 10% notes
    payable on December 20, 2000............            --     1,071,000
  Series A convertible preferred stock
    issued for cash, at $3.75 per share from
    December 20, 2000 to February 20, 2001,
    net of offering costs of $367,150.......            --     1,374,527
  Warrants issued for the purchase of 1,667
    shares of common stock, issued in lieu
    of cash for services rendered on March
    21, 2001, valued at $1.20 per share.....            --         2,000
  Beneficial conversion related to
    convertible notes payable...............            --       398,625
  Beneficial conversion related to Series A
    convertible preferred stock.............            --       100,827
  Net loss..................................    (2,721,391)   (2,721,391)
  Preferred stock dividends.................      (100,827)     (100,827)
                                              ------------   -----------

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
BALANCES, MARCH 31, 2001....................    886,211      8,862    1,433,335    14,333    3,463,186      216,500     (375,000)
  Cancellation of restricted common stock on
    July 31, 2001...........................         --         --      (33,999)     (340)    (127,160)          --      127,500
  Warrants issued for the purchase of 30,000
    shares of common stock, issued in
    connection with note payable dated March
    10, 2002, valued at $.73 per share......         --         --           --        --           --       22,000           --
  Warrants issued for the purchase of
    114,171 shares of common stock issued in
    connection with unsecured convertible
    notes payable dated February 25, 2002,
    valued at $2.58 per share...............         --         --           --        --           --      295,000           --
  Warrants issued for the purchase of 5,000
    shares of common stock issued for
    personal guarantee of bank debt dated
    February 19, 2002, valued at $.70 per
    share...................................         --         --           --        --           --        3,500           --
  Warrants issued for the purchase of 8,000
    shares of common stock issued in
    connection with note payable dated March
    7, 2002, valued at $.75 per share.......         --         --           --        --           --        6,000           --
  Warrants issued for the purchase of 1,000
    shares of common stock issued in
    connection with note payable dated March
    7, 2002, valued at $1.00 per share......         --         --           --        --           --        1,000           --
  Series A convertible preferred stock
    issued for cash at $3.75 per share from
    April 4, 2001 to March 28, 2002, net of
    offering costs of $204,931 and 91,135
    common stock warrants issued for cash at
    $0.75 per warrant from April 4, 2001 to
    March 28, 2002..........................    364,469      3,645           --        --    1,363,087       68,338           --

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
BALANCES, MARCH 31, 2001....................    (3,145,740)      182,141
  Cancellation of restricted common stock on
    July 31, 2001...........................            --            --
  Warrants issued for the purchase of 30,000
    shares of common stock, issued in
    connection with note payable dated March
    10, 2002, valued at $.73 per share......            --        22,000
  Warrants issued for the purchase of
    114,171 shares of common stock issued in
    connection with unsecured convertible
    notes payable dated February 25, 2002,
    valued at $2.58 per share...............            --       295,000
  Warrants issued for the purchase of 5,000
    shares of common stock issued for
    personal guarantee of bank debt dated
    February 19, 2002, valued at $.70 per
    share...................................            --         3,500
  Warrants issued for the purchase of 8,000
    shares of common stock issued in
    connection with note payable dated March
    7, 2002, valued at $.75 per share.......            --         6,000
  Warrants issued for the purchase of 1,000
    shares of common stock issued in
    connection with note payable dated March
    7, 2002, valued at $1.00 per share......            --         1,000
  Series A convertible preferred stock
    issued for cash at $3.75 per share from
    April 4, 2001 to March 28, 2002, net of
    offering costs of $204,931 and 91,135
    common stock warrants issued for cash at
    $0.75 per warrant from April 4, 2001 to
    March 28, 2002..........................            --     1,435,070

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
  Warrants issued for the purchase of 91,135
    shares of common stock issued in
    connection with Series A preferred stock
    dated March 31, 2002, valued at $2.58
    per share...............................         --         --           --        --     (235,000)     235,000           --
  Common stock issued on March 31, 2002 in
    lieu of cash for services rendered......         --         --       16,667       167       62,333           --           --
  Beneficial conversion related to unsecured
    convertible notes payable...............         --         --           --        --      295,000           --           --
  Beneficial conversion related to Series A
    convertible preferred stock.............         --         --           --        --      235,111           --           --
  Net loss..................................         --         --           --        --           --           --           --
  Preferred stock dividends.................         --         --           --        --           --           --           --
                                              ---------    -------    ---------   -------   ----------   ----------     --------
BALANCES, MARCH 31, 2002....................  1,250,680     12,507    1,416,003    14,160    5,056,557      847,338     (247,500)
  Warrants issued for the purchase of
    114,171 shares of common stock issued in
    connection with extension of convertible
    notes payable on April 10, 2002 at $2.58
    per share...............................         --         --           --        --           --      295,000           --
  Warrants issued for the purchase of 4,000
    shares of common stock issued in
    connection with note payable dated April
    20, 2002, valued at $2.63 per share.....         --         --           --        --           --       10,500           --
  Warrants issued for the purchase of 7,067
    shares of common stock in lieu of cash
    for services, dated April 30, 2002,
    valued at $2.55 per share...............         --         --           --        --           --       18,000           --
  Warrants issued for the purchase of 19,420
    shares of common stock in connection
    with extension of terms on convertible
    notes payable as of May 19, 2002 at
    $2.99 per share.........................         --         --           --        --           --       58,000           --

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
  Warrants issued for the purchase of 91,135
    shares of common stock issued in
    connection with Series A preferred stock
    dated March 31, 2002, valued at $2.58
    per share...............................            --            --
  Common stock issued on March 31, 2002 in
    lieu of cash for services rendered......            --        62,500
  Beneficial conversion related to unsecured
    convertible notes payable...............            --       295,000
  Beneficial conversion related to Series A
    convertible preferred stock.............            --       235,111
  Net loss..................................    (3,392,785)   (3,392,785)
  Preferred stock dividends.................      (235,111)     (235,111)
                                              ------------   -----------
BALANCES, MARCH 31, 2002....................    (6,773,636)   (1,090,574)
  Warrants issued for the purchase of
    114,171 shares of common stock issued in
    connection with extension of convertible
    notes payable on April 10, 2002 at $2.58
    per share...............................            --       295,000
  Warrants issued for the purchase of 4,000
    shares of common stock issued in
    connection with note payable dated April
    20, 2002, valued at $2.63 per share.....            --        10,500
  Warrants issued for the purchase of 7,067
    shares of common stock in lieu of cash
    for services, dated April 30, 2002,
    valued at $2.55 per share...............            --        18,000
  Warrants issued for the purchase of 19,420
    shares of common stock in connection
    with extension of terms on convertible
    notes payable as of May 19, 2002 at
    $2.99 per share.........................            --        58,000

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
  Series A convertible preferred stock
    issued for cash at $3.75 per share from
    April 1, 2002 to June 20, 2002, net of
    offering cost of $21,742 and 9,059
    common stock warrants issued for cash at
    $.75 per warrant from April 1, 2002 to
    June 20, 2002...........................     37,558        376           --        --      146,552           --           --
  Warrants issued for the purchase of 9,059
    shares of common stock issued in
    connection with Series A convertible
    preferred stock from April 1, 2002
    through June 20, 2002, valued at $3.42
    per share...............................         --         --           --        --      (31,000)      31,000           --
  Warrants issued for the purchase of 40,201
    shares of common stock as commission in
    connection with issuance of Series A
    convertible preferred stock, valued at
    $3.40 per share.........................         --         --           --        --     (136,500)     136,500           --
  Exercise of 20,008 common stock warrants
    from April 1, 2002 through July 24, 2002
    for cash at $4.50 per share.............         --         --       20,008       200      141,242      (51,442)          --
  Cancellation of restricted common stock on
    July 31, 2002...........................         --         --      (33,000)     (330)    (123,420)          --      123,750
  Warrants issued for the purchase of 5,000
    shares of common stock in connection
    with notes payable dated August 1, 2002,
    valued at $3.00 per share...............         --         --           --        --           --       15,000           --
  Warrants issued for the purchase of 3,000
    shares of common stock in exchange for
    payment of trade accounts payable on
    September 11, 2002, valued at $1.50 per
    share...................................         --         --           --        --           --        4,500           --
  Conversion of accounts payable into common
    stock on October 1, 2002................         --         --          541         5        1,997           --           --

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
  Series A convertible preferred stock
    issued for cash at $3.75 per share from
    April 1, 2002 to June 20, 2002, net of
    offering cost of $21,742 and 9,059
    common stock warrants issued for cash at
    $.75 per warrant from April 1, 2002 to
    June 20, 2002...........................            --       146,928
  Warrants issued for the purchase of 9,059
    shares of common stock issued in
    connection with Series A convertible
    preferred stock from April 1, 2002
    through June 20, 2002, valued at $3.42
    per share...............................            --            --
  Warrants issued for the purchase of 40,201
    shares of common stock as commission in
    connection with issuance of Series A
    convertible preferred stock, valued at
    $3.40 per share.........................            --            --
  Exercise of 20,008 common stock warrants
    from April 1, 2002 through July 24, 2002
    for cash at $4.50 per share.............            --        90,000
  Cancellation of restricted common stock on
    July 31, 2002...........................            --            --
  Warrants issued for the purchase of 5,000
    shares of common stock in connection
    with notes payable dated August 1, 2002,
    valued at $3.00 per share...............            --        15,000
  Warrants issued for the purchase of 3,000
    shares of common stock in exchange for
    payment of trade accounts payable on
    September 11, 2002, valued at $1.50 per
    share...................................            --         4,500
  Conversion of accounts payable into common
    stock on October 1, 2002................            --         2,002

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
  Warrants issued for the purchase of
    258,100 shares of common stock, issued
    in connection with notes payable dated
    October 15, 2002, valued at $3.00 per
    share...................................         --         --           --        --           --      774,000           --
  Cancellation of restricted common stock on
    October 16, 2002........................         --         --      (33,000)     (330)    (123,420)          --      123,750
  Cancellation of common stock on October
    16, 2002 related to settlement of
    employment contract.....................         --         --     (250,000)   (2,500)      (5,000)          --           --
  Cancellation of common stock on October
    16, 2002 related to terms of agency
    agreement...............................         --         --      (50,659)     (507)      (1,013)          --           --
  Warrants issued for the purchase of 15,000
    shares of common stock in exchange for
    payment of trade accounts payable on
    November 13, 2002, valued at $3.00 per
    share...................................         --         --           --        --           --       45,000           --
  Warrants issued for the purchase of
    141,900 shares of common stock, issued
    in connection with notes payable from
    October 16, 2002 through December 15,
    2002, valued at $3.00 per share.........         --         --           --        --           --      425,500           --
  Warrants issued for the purchase of 5,000
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....         --         --           --        --           --       15,000           --
  Warrants issued for the purchase of 3,500
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....         --         --           --        --           --       10,500           --

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
  Warrants issued for the purchase of
    258,100 shares of common stock, issued
    in connection with notes payable dated
    October 15, 2002, valued at $3.00 per
    share...................................            --       774,000
  Cancellation of restricted common stock on
    October 16, 2002........................            --            --
  Cancellation of common stock on October
    16, 2002 related to settlement of
    employment contract.....................         7,500            --
  Cancellation of common stock on October
    16, 2002 related to terms of agency
    agreement...............................         1,520            --
  Warrants issued for the purchase of 15,000
    shares of common stock in exchange for
    payment of trade accounts payable on
    November 13, 2002, valued at $3.00 per
    share...................................            --        45,000
  Warrants issued for the purchase of
    141,900 shares of common stock, issued
    in connection with notes payable from
    October 16, 2002 through December 15,
    2002, valued at $3.00 per share.........            --       425,500
  Warrants issued for the purchase of 5,000
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....            --        15,000
  Warrants issued for the purchase of 3,500
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....            --        10,500

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.


                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL     COMMON
                                              ---------------------   -------------------    PAID-IN       STOCK        UNEARNED
                                                SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      WARRANTS    COMPENSATION
                                              ----------   --------   ---------   -------   ----------   ----------   ------------
  Warrants issued for the purchase of 5,000
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....         --         --           --        --           --       15,000           --
  Conversion of accounts payable into common
    stock on December 11, 2002..............         --         --       21,667       217       81,033           --           --
  Warrants issued for the purchase of 44,200
    shares of common stock, issued in
    connection with notes payable on
    December 27, 2002 valued at $3.00 per
    share...................................         --         --           --        --           --      132,500           --
  Warrants issued for the purchase of
    125,000 shares of common stock, issued
    in connection with extension of notes
    payable due December 31, 2002, extended
    notes payable to the earlier of June 30,
    2003 or the closing of an Initial Public
    Offering valued at $3.00 per share......         --         --           --        --           --      375,000           --
  Issuance of 16,000 common stock options to
    consultant on December 17, 2002 valued
    at $1.16 per option.....................         --         --           --        --       18,560           --      (18,560)
  Conversion of Series A convertible
    preferred stock to mandatory redeemable
    preferred stock, 20,002 series A
    preferred shares........................         --         --           --        --      (90,000)          --           --
  Beneficial conversion related to Series A
    convertible preferred stock.............         --         --           --        --       23,341           --           --
  Beneficial conversion related to
    subordinated convertible notes
    payable.................................         --         --           --        --      250,000           --           --
  Net loss..................................         --         --           --        --           --           --           --
  Preferred stock dividends.................         --         --           --        --           --           --           --
                                              ---------    -------    ---------   -------   ----------   ----------     --------
BALANCES, MARCH 31, 2003....................  1,288,238    $12,883    1,091,560   $10,915   $5,208,929   $3,156,896     $(18,560)
                                              =========    =======    =========   =======   ==========   ==========     ========

                                                DEFICIT
                                              ACCUMULATED
                                               DURING THE
                                              DEVELOPMENT
                                                 STAGE          TOTAL
                                              ------------   -----------
  Warrants issued for the purchase of 5,000
    shares of common stock in exchange for
    conversion of trade accounts payable
    into unsecured notes payable on December
    10, 2002, valued at $3.00 per share.....            --        15,000
  Conversion of accounts payable into common
    stock on December 11, 2002..............            --        81,250
  Warrants issued for the purchase of 44,200
    shares of common stock, issued in
    connection with notes payable on
    December 27, 2002 valued at $3.00 per
    share...................................            --       132,500
  Warrants issued for the purchase of
    125,000 shares of common stock, issued
    in connection with extension of notes
    payable due December 31, 2002, extended
    notes payable to the earlier of June 30,
    2003 or the closing of an Initial Public
    Offering valued at $3.00 per share......            --       375,000
  Issuance of 16,000 common stock options to
    consultant on December 17, 2002 valued
    at $1.16 per option.....................            --            --
  Conversion of Series A convertible
    preferred stock to mandatory redeemable
    preferred stock, 20,002 series A
    preferred shares........................            --       (90,000)
  Beneficial conversion related to Series A
    convertible preferred stock.............            --        23,341
  Beneficial conversion related to
    subordinated convertible notes
    payable.................................            --       250,000
  Net loss..................................    (3,718,525)   (3,718,525)
  Preferred stock dividends.................       (23,341)      (23,341)
                                              ------------   -----------
BALANCES, MARCH 31, 2003....................  $(10,506,482)  $(2,135,419)
                                              ============   ===========

                                        See accompanying notes to financial statements.

                                        See   See accompanying notes to
                                                 financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                    PERIOD FROM
                                                     YEAR ENDED    YEAR ENDED    DECEMBER 22, 1999
                                                      MARCH 31,     MARCH 31,     (INCEPTION) TO
                                                        2002          2003        MARCH 31, 2003
                                                     -----------   -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.........................................  $(3,392,785)  $(3,718,525)     $(9,925,511)
  Adjustments to reconcile net loss to net cash
     flows from operating activities
     Depreciation and amortization.................      120,595       234,095          397,787
     Amortization of original issue discount.......      372,854     1,051,188        2,142,667
     Warrants issued for services..................           --        18,000           20,000
     Deferred rent increase (decrease).............        3,104        (4,646)          22,227
     Common stock issued for services..............       62,500            --           62,500
     Gain on sale of property and equipment........           --        (6,805)          (6,805)
     Changes in operating assets and liabilities
       Inventories, net............................      140,731       (91,216)        (393,720)
       Prepaid expenses and other current assets...       (6,995)      (10,583)          72,100
       Security deposits...........................           --            --          (25,300)
       Accounts payable............................      677,235       184,054        1,482,715
       Accrued payroll and related expenses........      118,467       337,934          503,645
                                                     -----------   -----------      -----------
          Net Cash Flows from Operating
            Activities.............................   (1,904,294)   (2,006,504)      (5,647,695)
                                                     -----------   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment.....           --        18,500           18,500
  Purchases of property and equipment..............     (304,544)       (8,919)        (908,149)
  Payments for intangible assets...................      (44,909)      (12,708)         (80,301)
                                                     -----------   -----------      -----------
          Net Cash Flows from Investing
            Activities.............................     (349,453)       (3,127)        (969,950)
                                                     -----------   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Checks issued in excess of bank balance..........       (4,068)           --               --
  Advances from shareholders.......................       21,043        26,591          111,636
  Lines of credit -- bank advances, net............        4,409        (1,134)          49,742
  Payments on long-term debt.......................      (15,569)      (73,706)        (426,274)
  Payments for deferred stock offering costs.......           --      (367,455)        (367,455)
  Payment of debt issuance costs...................           --       (12,426)        (198,426)
  Proceeds from exercise of common stock
     warrants......................................           --        90,000           90,300
  Proceeds from sale of Series A convertible
     preferred stock...............................    1,435,070       146,928        3,036,127
  Proceeds from long-term debt issued with
     warrants......................................      815,000     2,236,000        4,359,300
                                                     -----------   -----------      -----------
          Net Cash Flows from Financing
            Activities.............................    2,255,885     2,044,798        6,654,950
                                                     -----------   -----------      -----------
          Net Change in Cash.......................        2,138        35,167           37,305
     Cash -- Beginning of Period...................           --         2,138               --
                                                     -----------   -----------      -----------
     Cash -- End of Period.........................  $     2,138   $    37,305      $    37,305
                                                     ===========   ===========      ===========

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2003

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Redline Performance Products, Inc. (the Company) was formed to design, manufacture and market snowmobiles under the Redline brand name. In March 2000, the Company acquired snowmobile related assets from the Company's founders and an entity owned by the Company's founders. Since inception in December 1999, the Company has been engaged in developing its technology, designing and engineering its proposed snowmobile models, building prototype snowmobiles, marketing its proposed snowmobiles and developing the Redline brand. The Company intends to conduct limited in-house manufacturing of each of its vehicle products and to eventually outsource the production of larger quantities of each product. The Company intends to sell its first snowmobile model, parts and apparel during its first year of snowmobile production which is intended to be during the fiscal year 2004. The Company intends to sell accessories and additional apparel in its second year of production if it is successful with its first snowmobile model. In the future the Company may sell ATVs and other recreational vehicles. The Company intends to sell its snowmobiles through independent dealers. The Company has adopted a fiscal year ending March 31.

     Cash -- The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

     Inventories -- Inventories consist of raw materials and parts to be used for internal research and development and are recorded at the lower of cost (first-in, first-out) or market. The Company has established an obsolescence reserve of $75,000 at both March 31, 2002 and 2003. This reserve is management's best estimate and could change in subsequent periods.

     Property and Equipment -- Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003, the Company did not record any impairment charges.

     Intangible Assets -- Patent costs will be amortized over their estimated useful life of five years using the straight-line method upon the patent issuance date.

     Components of patents are as follows:

      MARCH 31, 2002           MARCH 31, 2003
  ----------------------   -----------------------
   GROSS                    GROSS
  CARRYING  ACCUMULATED    CARRYING   ACCUMULATED
   AMOUNT   AMORTIZATION    AMOUNT    AMORTIZATION
  --------  ------------   --------   ------------
  $52,593..      $--       $65,301       $1,872

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Amortization of patents was $0, $1,872 and $1,872 for the years ended March 31, 2002 and 2003 and for the period from December 22, 1999 (inception) to March 31, 2003, respectively. Estimated amortization expense for patents issued during fiscal year 2003 for the years ending March 31, 2004, 2005, 2006, 2007 and 2008 is $1,801, $1,801, $1,801, $1,103 and $565, respectively.

     Debt Issuance Costs -- Debt issuance costs are amortized as interest expense over the life of the loan using the straight-line method, which approximates the interest method. Upon the conversion of debt into Series A convertible preferred stock (see Note 6), the remaining unamortized portion of debt issuance costs was expensed as interest expense.

     Research and Development Costs -- The Company expenses research and development costs as incurred. Assets that are acquired for research and development activities and which have alternative future uses in addition to the current use are included in equipment and depreciated over the assets' estimated useful lives. The related depreciation is included in research and development expense.

     Advertising -- Advertising costs are charged to expense as incurred. Advertising costs were approximately $15,000, $13,500 and $73,500 for the years ended March 31, 2002 and 2003 and for the period from December 22, 1999 (inception) to March 31, 2003, respectively.

     Income Taxes -- The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

     Stock-Based Compensation -- In accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the estimated fair value of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is presented below. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its Plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss, net loss attributable to

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

common shareholders and loss per common share would have been changed to the pro forma amounts indicated below:

                                                                                PERIOD FROM
                                                                             DECEMBER 22, 1999
                                                                              (INCEPTION) TO
                                           MARCH 31, 2002   MARCH 31, 2003    MARCH 31, 2003
                                           --------------   --------------   -----------------
Pro forma net loss.......................   $(3,433,725)     $(3,829,116)      $(10,095,199)
Pro forma loss attributable to common
  shareholders...........................   $(3,668,836)     $(3,852,457)      $(10,454,478)
Pro forma loss per common share -- basic
  and diluted............................   $     (2.43)     $     (3.03)      $      (7.94)
Pro forma loss attributable to common
  shareholders -- basic and diluted......   $     (2.60)     $     (3.05)      $      (8.23)
Stock Based Compensation:
  As reported............................   $        --      $        --       $         --
  Pro forma..............................   $    40,940      $   110,591       $    169,688

     The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the years ended March 31, 2002 and 2003: dividend yield and expected volatility of 0% each; risk-free interest rates of 4.13% and 4.75%; and expected lives of seven and ten years, respectively.

     Net Loss per Common Share -- Basic net loss per common share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. Dilutive common equivalent shares of 1,935,819 and 3,077,509 at March 31, 2002 and 2003, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

     Financial Instruments -- The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of lines of credit, subordinated convertible notes payable and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

     Management's Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements -- In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in fiscal year 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company has properly classified as a current liability the value associated with its portion of mandatory redeemable preferred shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial position or results of operations.

NOTE 2 -- DEVELOPMENT STAGE COMPANY

     The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $9,925,000. At March 31, 2002 and 2003, the Company had working capital deficits of $1,790,963 and $3,483,617, respectively.

     To fund its operations to date during the development stage, the Company has issued convertible debentures and Series A Preferred Stock as more fully discussed in Notes 6 and 7. In May 2003, the Company completed a public offering of 2,222,224 shares of its common stock at a price of $4.50 per share (IPO) with gross proceeds of $10,000,008 (see Note 12). The Company believes, based on the proceeds received in the IPO, the Company has sufficient capital to transition to production and meet its capital requirements for at least the next 12 months. The Company's activities will be subject to risks which may include delays in the engineering and manufacturing of snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. If the Company experiences operating results which differ significantly from the Company's current 12 month plan, the Company may require additional financing in the future and the Company may need that financing during the next 12 months. The Company can give no assurance that future financing will be available, or that financing will be on terms satisfactory to the Company.

     Management believes the Company will commence active manufacturing and marketing operations during the year ending March 31, 2004 and will emerge from the development stage.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following at March 31:

                                                                2002        2003
                                                              ---------   ---------
Manufacturing equipment, fixtures and tooling...............  $ 701,571   $ 697,140
Leasehold improvements......................................    188,461     188,461
Office equipment and computer systems.......................     35,669      36,088
Vehicles....................................................     49,553      49,553
Less: accumulated depreciation and amortization.............   (178,760)   (276,697)
                                                              ---------   ---------
     Total..................................................  $ 796,494   $ 694,545
                                                              =========   =========

     Depreciation and amortization expense on property and equipment was $119,428, $108,173 and $270,698 for the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003, respectively.

NOTE 4 -- ACQUISITION OF SNOWMOBILE OPERATIONS

     In March 2000, the Company acquired all of the snowmobile-related operations and assets of TMAG Industries, Inc. (TMAG), a company related through common ownership, in exchange for 200,000 shares of common stock, $227,000 of notes payable, and $114,727 of long-term debt.

     Concurrent with this transaction, the Company also issued 1,123,334 shares of common stock to its founders in exchange for the assignment to the Company of patent applications held by the founders.

     For each of these transactions, management evaluated the value and nature of the assets received and issued debt and shares of common stock commensurate with such evaluations. Because the Company acquired the assets from related parties, no goodwill was recorded on the transaction. Instead, the excess of the amount of notes payable, long-term debt and common stock issued over TMAG and the founders' basis in the assets is recorded as an addition to the deficit accumulated during the development stage. The results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

NOTE 5 -- LINES OF CREDIT -- BANK

     During the fiscal year 2000, the Company entered into a $50,000 revolving line of credit with California Federal Bank. Amounts outstanding are due upon demand and bear interest at 2.50% over the bank's prime rate (7.25% and 6.75% at March 31, 2002 and 2003, respectively). The line of credit is secured by the personal guarantees of two of the Company's significant shareholders. Outstanding borrowings were $50,276 and $49,420 at March 31, 2002 and 2003, respectively.

     During the fiscal year 2000, the Company assumed a $50,000 revolving line of credit with California Federal Bank related to its purchase of TMAG (see Note
4). Amounts outstanding are due upon demand, or if no demand is made, on March 31, 2003, and bear interest at 2.50% over the bank's prime rate (7.25% and 6.75% at March 31, 2002 and 2003, respectively). The line of credit expired on March 31, 2003. The line of credit is secured by the personal guarantees of two of the Company's significant shareholders. Outstanding borrowings were $50,100 and $49,822 at March 31, 2002 and 2003, respectively.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- LONG-TERM DEBT AND SUBORDINATED CONVERTIBLE NOTES PAYABLE

     Long-term debt consisted of the following at March 31:

                                                                2002        2003
                                                              --------   -----------
Note payable -- Wells Fargo Bank, due in monthly
  installments of $1,932, including interest at 7%, due
  October 2004, unsecured...................................  $ 49,658   $    35,949
Note payable -- other, net of original issue discount of
  $18,333 and $3,247 at March 31, 2002 and 2003, total
  principal including interest at 13.5% due June 2003,
  unsecured.................................................   106,667       121,753
Note payable -- Robert W. Wyatt, Jr., (related party) net of original issue discount of $5,625 and $4,811 at March 31,
  2002 and 2003, total principal including interest at 12%
  due June 2003, unsecured..................................    24,375        40,189
Note payable -- other, net of original issue discount of
  $938 and $252 at March 31, 2002 and 2003, total principal
  including interest at 12% due June 2003, unsecured........     4,062         4,748
Unsecured convertible note payable -- Mark Kolesar (related
  party), net of original discount of $53,100 and $75,000 at
  March 31, 2002 and 2003, total principal including
  interest at 15% due June 2003.............................    96,900        75,000
Unsecured convertible note payable -- Robert W. Wyatt, Jr.
  (related party), net of original issue discount of $35,400 and $50,000 at March 31, 2002 and 2003, total principal
  including interest at 15% due June 2003...................    64,600        50,000
Unsecured convertible note payable -- David G. Mell,
  director (related party), net of original issue discount
  of $14,160 and $20,000 at March 31, 2002 and 2003, total
  principal including interest at 15% due June 2003. .......    25,840        20,000
Unsecured convertible notes payable -- other, net of
  original issue discount of $118,590 and $167,500 at March
  31, 2002 and 2003, total principal including interest at
  15% due June 2003.........................................   216,410       167,500
10% secured subordinated note payable -- other, net of
  original issue discount of $844,353 at March 31, 2003,
  total principal including interest at 10% due December
  2003, secured by certain assets of the Company............        --     1,326,647
10% secured subordinated note payable -- Industricorp & Co.
  Inc. (related party), net of original issue discount of
  $19,102 at March 31, 2003, total principal including
  interest at 10% due December 2003, secured by certain
  assets of the Company.....................................        --        30,898
Unsecured note payable -- other, payments of $2,000 for each investment of $50,000 received by the Company, remaining
  principal including interest at 18% due June 2003.........        --        99,890
Unsecured note payable -- other, payments of $2,000 for each
  $50,000 of gross offering proceeds received by the Company for equity transactions greater than $2,000,000, remaining
  principal including interest at 12% due June 2003.........        --       200,000
Unsecured note payable -- other, net of original issue
  discount of $4,846 at March 31, 2003, total principal
  including interest at 10% due June 2003...................        --        12,654

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                2002        2003
                                                              --------   -----------
Unsecured note payable -- other, net of original issue
  discount of $13,846 at March 31, 2003, total principal
  including interest at 10% due June 2003. .................        --        36,154
  Note payable -- Venture Bank, paid in full during fiscal
     year 2003. ............................................    30,000            --
                                                              --------   -----------
     Totals.................................................   618,512     2,221,382
  Less: Current portion.....................................  (454,054)   (2,207,204)
                                                              --------   -----------
     Long-Term Portion......................................  $164,458   $    14,178
                                                              ========   ===========

     All notes payable outstanding as of March 31, 2003 are due the earlier of the due date or the completion of an IPO offering (see Note 12). The 10% secured subordinated note payable is subordinated to any money borrowed from any bank, insurance company or other lending institution as defined in the notes payable agreement.

     Future maturities of long-term debt and subordinated convertible notes payable for years ending after March 31, 2003 are as follows:

2004........................................................   $ 3,410,161
2005........................................................        14,178
                                                               -----------
  Total future minimum payments.............................     3,424,339
  Less: original issue discount.............................    (1,202,957)
                                                               -----------
  Present value of future minimum payments..................     2,221,382
  Less: current portion.....................................    (2,207,204)
                                                               -----------
     Total..................................................   $    14,178
                                                               ===========

     During the year ended March 31, 2002, TMAG canceled the $114,727 note owed by the Company in exchange for the Company assuming two notes owed by TMAG to two banks. One of the notes is included in the amount outstanding on the line of credit -- bank at March 31, 2002 and 2003, whereas, the second note is included in long-term debt at March 31, 2002 and 2003.

     The Company entered into a $50,000 note payable with Venture Bank in March 2003. The note is due in June 2003 and bears interest at 8.50%. The note is secured by a life insurance policy of a related party and is guaranteed by a stockholder, an officer and an investor. The note had not been funded as of March 31, 2003.

     During the year ended March 31, 2000, the Company issued $137,300 of 8% unsecured convertible notes. In December 2000, the Company exchanged $127,300 of the unsecured convertible notes for 42,439 shares of Series A convertible preferred stock at $3.00 per share, which was the per share amount of Series A convertible preferred stock issued for cash in December 2000. In addition, during the years ended March 31, 2001, 2002 and 2003 the Company issued unsecured convertible notes payable of $1,171,000, $815,000 and $67,500, respectively, and issued warrants to the note holders to purchase 153,171, 186,844 and 13,500 shares of common stock, respectively. The warrants allow the note holders to purchase common shares at prices ranging from $3.00 to $3.75 per share at dates expiring July 2004 through February 2009. During the year ended March 31, 2003, the Company issued $2,221,000 of 10% secured subordinated notes payable and issued warrants to the note holders to purchase 444,200 shares of common stock. The warrants allow the note holders to purchase common stock at a price of $3.75 per share expiring October 2007 through December 2007. The proceeds were allocated between the unsecured convertible note and the warrant based on the relative fair values of the securities at the time of issuance.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant and the beneficial conversion of the note payable into Series A preferred stock as defined in Emerging Issue Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," is being amortized over the life of the note using the straight-line method, which approximates the interest method. In December 2000, $1,071,000 of unsecured convertible debt was converted into 347,011 shares of Series A convertible preferred stock at $3.00 per share, which was the per share amount of Series A preferred stock issued for cash in December 2000. Upon conversion of the unsecured convertible note any unamortized debt issuance costs were recorded as interest expense. The unsecured convertible debt that was not converted into Series A convertible preferred stock at March 31, 2002 and 2003 was $538,854 and $479,190, respectively, net of original issue discount of $246,146 and $320,810, respectively. During the year ended March 31, 2003, the Company issued warrants to note holders to purchase 239,171 common shares at an exercise price of $3.75. These warrants were issued in connection with the extension of the due date of the notes. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized the life of the note using the straight-line method, which approximates the interest method. At the election of the note holder, all principal and accrued interest outstanding on the unsecured convertible note may be converted into debt or equity securities at a conversion price as defined in the note agreement (see Note 12).

NOTE 7 -- SHAREHOLDERS' EQUITY

     In July 2002, the Company declared a one-for-three reverse stock split. Dollar, share and loss per common share have been retroactively adjusted to reflect the reverse stock split.

     Capital Stock Authorized/Right to Redesignate Capital Stock -- The articles of incorporation authorize the Company to issue 50,000,000 shares of $.01 par value capital stock. All authorized and unissued shares of the Company's capital stock are shares of common stock, subject to redesignation by the board of directors. The Company's board of directors has the authority to establish the terms of authorized shares and issue such shares in one or more classes or series of preferred or other capital stock. The consent of the holders of the issued and outstanding shares of common stock is not required for designation and issuance of shares of authorized capital stock.

     Series A Convertible Preferred Stock -- Series A convertible preferred stock (preferred stock) can be converted by holders into shares of common stock on a one-to-one basis, subject to adjustment for certain events specified in the preferred stock subscription agreement. Preferred stock holders may convert their shares into common stock at any time, are entitled to vote on all matters presented to the stockholders, and are entitled to a preference in the amount of $3.75 per share upon liquidation or sale of the Company. Each share of preferred stock will automatically convert into one share of common stock upon the closing of a public offering at a per share price that is not less than $3.00 in an offering which generates gross proceeds of at least $10,000,000 (see Note 12). No dividend rate is specified for the preferred stock, however, the holders of the preferred stock are entitled to dividends, if declared by the Company's Board of Directors, at a rate equivalent to any dividends on common stock (no dividends have been declared to date). Warrants to purchase shares of the Company's common stock were given with the issuance of certain preferred stock and were valued at fair value using the Black Scholes pricing model. In addition, any intrinsic value of any beneficial conversion option was recorded as a preferred stock dividend at the time of the preferred stock issuance as defined by EITF 00-27. Since the preferred stock is immediately convertible into common stock the intrinsic value of the beneficial conversion option was recorded at the date of issuance.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended March 31, 2001, the Company completed preferred stock offerings in which it issued 496,761 shares of Series A Convertible Preferred Stock with net proceeds of $1,454,129. Warrants to purchase shares of the Company's common stock were given with the issuance of Series A convertible preferred stock and were valued at fair value using the Black Scholes pricing model. In addition, any intrinsic value of any beneficial conversion options was recorded at the time of the preferred stock issuance as defined by EITF 00-27.

     During the year ended March 31, 2002, the Company completed a stock offering in which it issued 364,469 shares of Series A Convertible Preferred Stock with net proceeds of $1,435,070. Warrants to purchase shares of the Company's common stock were given with the issuance of Series A convertible preferred stock and were valued at fair value using the Black Scholes pricing model. In addition, any intrinsic value of any beneficial conversion options was recorded at the time of the preferred stock issuance as defined by EITF 00-27.

     During the year ended March 31, 2003, the Company completed a stock offering in which it issued 37,558 shares of Series A Convertible Preferred Stock with net proceeds of $146,928. Warrants to purchase shares of the Company's common stock were given with the issuance of Series A convertible preferred stock and were valued at fair value using the Black Scholes pricing model. In addition, any intrinsic value of any beneficial conversion options was recorded at the time of the preferred stock issuance as defined by EITF 00-27.

     During December 2002, the holders of 20,002 shares of Series A convertible preferred stock exercised their right to exchange preferred shares for notes payable in principal amount of $90,000. The exchange occurred upon the completion of the IPO.

     Common Stock -- In connection with a settlement and release agreement with William Savage and Savage Family 1995 Trust (collectively Savage) dated October 16, 2002, the shareholder elected to cancel 250,000 shares of its common stock.

     In connection with the terms of the underwriter agreement for the IPO, the shareholders elected to cancel 50,659 shares of its common stock during the year ended March 31, 2003.

     Restricted Stock -- In July 2000, the Company issued 100,000 shares of restricted common stock to its founders at $3.75 per share. The founders immediately had all the rights of a shareholder, except that full economic ownership was subject to vesting through the achievement of three successive annual milestones, one-third of these shares vesting upon the achievement of each milestone. If any one of the milestones was not achieved, vesting of those shares would not occur and were to be canceled. During the years ended March 31, 2002 and 2003, the Company canceled 33,999 and 66,001 shares of restricted common stock for failure to achieve the milestones.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Stock Warrants -- Stock warrants activity is as follows:

                                                                          WEIGHTED-AVERAGE
                                                            OUTSTANDING    EXERCISE PRICE
                                                            -----------   ----------------
Outstanding, March 31, 2001...............................     298,487         $3.23
  Granted.................................................     249,306          4.02
  Exercised...............................................          --            --
  Forfeited...............................................          --            --
                                                             ---------         -----
Outstanding, March 31, 2002...............................     547,793          3.59
  Granted.................................................     799,645          3.80
  Exercised...............................................     (20,008)         4.50
  Forfeited...............................................          --            --
                                                             ---------         -----
Outstanding, March 31, 2003...............................   1,327,430         $3.70
                                                             =========         =====

     The weighted-average grant-date fair value of warrants granted during the years ended March 31, 2002 and 2003 was $1.03 and $3.29, respectively. All warrants were valued at fair value using the Black Scholes pricing model.

     Stock warrants awarded during the years ended March 31 are as follows:

                                                               2002      2003
                                                              -------   -------
Debt issuance and debt guarantees...........................  158,171   725,291
Series A Convertible Preferred stock........................   91,135    49,287
Services rendered...........................................       --    22,067
Conversion of accounts payable to debt......................       --     3,000
                                                              -------   -------
                                                              249,306   799,645
                                                              =======   =======

     Stock Options -- In July 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (2000 Plan), whereby options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Options granted under this plan may be designated either qualified incentive or non-qualified options and vest over periods designated by the Board, generally over four years, and expire no later than ten years from the date of grant. If incentive options are granted to persons owning more than ten percent of the voting stock of the Company, the 2000 Plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. The Company has reserved 333,334 shares of common stock for 2000 Plan grants.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option activity for the 2000 Plan is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding, March 31, 2001.................................   50,001        $4.13
  Granted...................................................   49,676         3.75
  Exercised.................................................       --           --
  Forfeited.................................................   (9,002)        3.75
                                                              -------        -----
Outstanding, March 31, 2002.................................   90,675         3.96
  Granted...................................................   22,500         3.75
  Exercised.................................................       --           --
  Forfeited.................................................  (33,004)        3.94
                                                              -------        -----
Outstanding, March 31, 2003.................................   80,171        $3.91
                                                              =======        =====

     In March 2001, the Company's Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (Director Plan), whereby non-qualified options to purchase shares of the Company's common stock are granted at a price equal to the fair market value of the stock at the date of grant. Under the Director Plan, options to purchase 8,334 shares of the Company's common stock are granted to each non-employee director upon being elected or appointed to the Company's Board of Directors. Options to purchase 1,667 shares vest immediately upon appointment, and options to purchase the remaining shares vest at 1,667 shares upon each subsequent anniversary date of the appointment. In addition to these initial grants, on the date of each annual meeting of the Company's shareholders, other than the annual meeting during the one-year period following a director's appointment, each non-employee director is automatically granted an option for the purchase of 1,667 shares of common stock. These additional grants vest as to 50% of the shares immediately and as to the remaining shares one year after the grant. All options granted to Non-Employee Directors expire seven years from the date of grant. All automatic grants may be increased or decreased at the discretion of the Company's Board of Directors. In the event of a change in control, as defined in the Director Plan, vesting of the options may be accelerated at the discretion of the board of Directors. The Company has reserved 250,000 shares of common stock for Director Plan grants.

     Stock option activity for the Director Plan is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding, March 31, 2001.................................   33,336        $3.75
  Granted...................................................   13,335         3.75
  Exercised.................................................       --           --
  Forfeited.................................................       --           --
                                                              -------        -----
Outstanding, March 31, 2002.................................   46,671         3.75
  Granted...................................................  100,000         3.75
  Exercised.................................................       --           --
  Forfeited.................................................   (5,001)        3.75
                                                              -------        -----
Outstanding, March 31, 2003.................................  141,670        $3.75
                                                              =======        =====

     During the year ended March 31, 2003, the Company issued 240,000 options outside of the Plans to purchase shares of the Company's common stock at $3.75 per share to one of its officers. The options vest quarterly through October 2006 and expire in October 2009.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Options outstanding and exercisable as of March 31, 2003, are as follows:

                                                 OUTSTANDING                 EXERCISABLE
                                       --------------------------------   ------------------
                                                    WEIGHTED-AVERAGE
                                                 ----------------------             WEIGHTED
                                                             REMAINING              AVERAGE
                                                 EXERCISE   CONTRACTUAL             EXERCISE
RANGE OF EXERCISE PRICES               OPTIONS    PRICE     LIFE-YEARS    OPTIONS    PRICE
------------------------               -------   --------   -----------   -------   --------
$3.75................................  428,507    $3.75        7.27       81,603     $3.75
$4.13................................   33,334     4.13        2.34       16,667      4.13
                                       -------    -----        ----       ------     -----
$3.75 to $4.13.......................  461,841    $3.78        6.91       98,270     $3.81
                                       =======    =====        ====       ======     =====

     The weighted-average fair value of options granted during the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003 was $1.24, $1.13 and $1.11, respectively.

NOTE 8 -- INCOME TAXES

     The Company has generated net operating losses of approximately $6,515,000 which, if not used, will begin to expire in 2020 and research and development tax credit carryforwards of approximately $410,000 which, if not used, will begin to expire in 2020. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

     The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                                           MARCH 31, 2002   MARCH 31, 2003
                                                           --------------   --------------
Net operating loss carryforwards.........................   $ 1,450,000      $ 2,477,000
Capitalized start up costs...............................       726,000        1,079,000
Research and development tax credit carryforwards........       338,000          410,000
Depreciation and other timing differences................        79,000          213,000
Less: valuation allowance................................    (2,593,000)      (4,179,000)
                                                            -----------      -----------
     Net deferred tax asset..............................   $        --      $        --
                                                            ===========      ===========

     The change in the valuation allowance was $1,392,000, $1,586,000 and $4,179,000 for the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003, respectively.

     Reconciliation between the federal statutory rate and the effective tax rate for the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003 is as follows:

                                                                                PERIOD FROM
                                                                             DECEMBER 22, 1999
                                                                              (INCEPTION) TO
                                           MARCH 31, 2002   MARCH 31, 2003    MARCH 31, 2003
                                           --------------   --------------   -----------------
Federal statutory tax rate...............       34.0%            34.0%              34.0%
State taxes, net of federal benefit......        4.0              4.0                4.0
Change in valuation allowance............      (38.0)           (38.0)             (38.0)
                                               -----            -----              -----
     Effective tax rate..................        0.0%             0.0%               0.0%
                                               =====            =====              =====

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Company has unsecured notes payable, due on demand, with shareholders of the Company for costs incurred in the start-up of the Company. The balance at March 31, 2002 and 2003 was $85,045 and $111,636, respectively. The advances are non-interest bearing (see Note 12).

     Accounts payable at March 31, 2002 and 2003 includes $109,087 and $56,956, respectively, of credit card liabilities which are guaranteed by two of the Company's significant shareholders. These credit cards are used by the Company for its operations (see Note 12). Also, included in accounts payable at March 31, 2002 and 2003 are $115,318 and $49,924, respectively, of payables to related parties.

     Interest expense on long-term debt issued to TMAG was approximately $0 for the years ended March 31, 2002 and 2003, and approximately $10,000 for the period from December 22, 1999 (inception) to March 31, 2003.

     Interest expense on long-term debt issued to related parties was approximately $35,000, $328,000 and $363,000 for the years ended March 31, 2002 and 2003 and the period from December 22, 1999 (inception) to March 31, 2003, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Lease Agreements -- The Company was leasing its research and development facility and equipment from one of its significant shareholders, under separate operating lease agreements that terminated on October 16, 2002. Monthly payments under these leases totaled $9,700. Rent expense for the years ended March 31, 2002 and 2003 to the significant shareholder was $116,400 and $2,850, respectively, and rent expense was $223,125 for the period from December 22, 1999 (inception) to March 31, 2003. Prior to March 31, 2000, TMAG paid a portion of these monthly payments.

     The Company entered into a building lease during the year ended March 31, 2001. The lease agreement expires on August 31, 2005 and requires monthly payments of $15,500 over the life of the term. The lease agreement has a renewal option of 24 months and is guaranteed by two significant shareholders.

     The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of these leases. At March 31, 2003, the Company had the following minimum commitments, by fiscal year, for payment of rentals under leases, which at inception had a non-cancelable term of more than one year:

2004........................................................  $179,899
2005........................................................   186,000
2006........................................................    77,500
                                                              --------
     Total lease commitments................................  $443,399
                                                              ========

     Rent expense was $291,983 and $178,459 for the years ended March 31, 2002 and 2003, respectively, and was $691,018 for the period from December 22, 1999 (inception) to March 31, 2003.

     Employment Agreements -- The Company has employment agreements with three officers. The agreements require annual compensation as defined in the agreements. Two of the agreements expire on July 31, 2004 and automatically renew for one year terms unless either party terminates the agreement and one agreement renews monthly. The agreements require the Company to pay a severance of up to one year as defined in the agreements if the Company terminates the agreements without cause. The maximum severance payment at March 31, 2003 is approximately $270,000.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Engine Development Agreement -- The Company is a party to an engine development agreement and consulting agreement with one of its shareholders. Upon payment of total consideration of $250,000, the Company will acquire the engine and related technology which are the subject of the agreement. The Company has paid $200,000 and the balance owed at March 31, 2003 was $50,000, which was subsequently paid in May 2003. The agreement includes a specified fee for each snowmobile sold by the Company which incorporates the engine developed for the Company. The Company is not obligated to use the engine developed for the Company and there is no minimum amount of fees required to be paid. The maximum amount of engine fees under the agreement will be $275,000. The agreement terminates upon the Company's purchase of the engine and related technology. The Company's obligation to pay per unit engine fees survives termination of the agreement. As of March 31, 2003, the Company was not obligated for any engine fees. The consulting agreement describes the services to be provided by the shareholder and the amounts to be paid by the Company for general engineering services. During March 31, 2002, 2003 and for the period from December 22, 1999 (inception) to March 31, 2003, the Company paid to its shareholder $150,972, $179,679 and $529,637, respectively, for consulting fees and recorded consulting expenses of $146,838, $242,734 and $592,558 for the years ended March 31, 2002, 2003 and the period from December 22, 1999 (inception) to March 31, 2003, respectively.

     Shareholder Agreement -- The Company and its founders entered into an agreement that restricts the shareholders' ability to dispose of or transfer common shares. The Company may, but is not obligated, to purchase the departed shareholder's shares depending on the event. The purchase price is defined in the agreement (see Note 12).

NOTE 11 -- SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                        DECEMBER 22,
                                                                                            1999
                                                                                       (INCEPTION) TO
                                                     MARCH 31, 2002   MARCH 31, 2003   MARCH 31, 2003
                                                     --------------   --------------   --------------
Cash paid for interest.............................     $ 12,780         $432,534        $  539,555
Noncash investing and financing transactions:
  Conversion of accounts payable into notes
     payable.......................................           --          397,390           397,390
  Conversion of notes payable into Series A
     Convertible Preferred Stock...................      127,500               --         1,325,800
  Issuance of warrants for extension of long-term
     debt..........................................           --          728,000           728,000
  Conversion of Series A mandatory redeemable
     preferred stock...............................           --           90,000            90,000
  Warrants issued in connection with settlement of
     accounts payable..............................           --           90,000            90,000
  Common stock issued for settlement of accounts
     payable.......................................           --           83,252            83,252
  Cancellation of common stock.....................           --            9,020             9,020
  Assumption of line of credit -- bank in
     consideration for cancellation of a portion of
     the TMAG note payable.........................       49,500               --            49,500
  Assumption of a bank note payable in
     consideration for cancellation of a portion of
     the TMAG note payable.........................       65,227               --            65,227
  Issuance of restricted common stock to its
     founders......................................           --               --           375,000
  Issuance of debt for TMAG assets.................           --               --           341,727

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SUBSEQUENT EVENTS

     IPO -- In May 2003, the Company closed on an initial public offering pursuant to a registration statement that was declared effective on May 14, 2003. In the initial public offering, the Company sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for total gross proceeds of $10,000,008. After deducting underwriter's discounts, fees and expenses totaling $1,900,001, the net proceeds were $8,100,007.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Following is a condensed unaudited pro forma balance sheet as if the IPO had closed on March 31, 2003 and repayment of debt, credit and liabilities and accrued salaries as noted in the registration statement had been made:

                                                    MARCH 31, 2003    PRO FORMA      MARCH 31, 2003
                                                    (AS REPORTED)    ADJUSTMENTS      (PRO FORMA)
                                                    --------------   -----------     --------------
                                              ASSETS
Current Assets
  Cash............................................   $     37,305    $ 4,777,356      $  4,814,661
  Other current assets............................        402,878             --           402,878
                                                     ------------    -----------      ------------
     Total Current Assets.........................        440,183      4,777,356         5,217,539
Property and Equipment, Net.......................        694,545             --           694,545
Other Assets......................................        690,058       (601,329)           88,729
                                                     ------------    -----------      ------------
       Total Assets...............................   $  1,824,786    $ 4,176,027      $  6,000,813
                                                     ============    ===========      ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Lines of credit -- bank.........................   $     99,242    $        --      $     99,242
  Current maturities of long term debt and
     subordinated convertible notes payable,
     net..........................................      2,207,204     (2,171,255)           35,949
  Mandatory redeemable preferred stock............         90,000        (90,000)               --
  Due to shareholders.............................        111,636       (111,636)               --
  Accounts payable and other current
     liabilities..................................      1,128,255       (156,737)          971,518
  Accrued interest................................        287,463       (287,463)               --
                                                     ------------    -----------      ------------
     Total Current Liabilities....................      3,923,800     (2,817,091)        1,106,709
Long-Term Liabilities
  Deferred rent obligation........................         22,227             --            22,227
  Long-term debt and subordinated convertible
     notes payable, net...........................         14,178        (14,178)               --
                                                     ------------    -----------      ------------
     Total Liabilities............................      3,960,205     (2,831,269)        1,128,936
                                                     ------------    -----------      ------------
Shareholders' Equity (Deficit)
  Series A convertible preferred stock............         12,883        (12,883)               --
  Common stock....................................         10,915         35,105            46,020
  Additional paid-in capital......................      5,208,929      8,390,330        13,599,259
  Common stock warrants...........................      3,156,896             --         3,156,896
  Unearned compensation...........................        (18,560)            --           (18,560)
  Deficit accumulated during the development
     stage........................................    (10,506,482)    (1,405,256)(1)   (11,911,738)
                                                     ------------    -----------      ------------
     Total Shareholders' Equity (Deficit).........     (2,135,419)     7,007,296         4,871,877
                                                     ------------    -----------      ------------
       Total Liabilities and Shareholders' Equity
          (Deficit)...............................   $  1,824,786    $ 4,176,027      $  6,000,813
                                                     ============    ===========      ============

---------------

(1) Principally includes the acceleration of the amortization of deferred issuance costs of approximately $234,000 and original issue discount of approximately $1,203,000 related to long-term debt repaid before the original scheduled maturity date.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Repayment of Debt -- In May 2003, the Company repaid debt and accrued interest of approximately $3,600,000 that was outstanding as of March 31, 2003 (including approximately $464,000 of related party debt and accrued interest).

     Shareholder Agreement -- The agreement between the Company and its founders terminated on May 16, 2003, upon the completion of an IPO.

                                    EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Third Amended and Restated Articles of Incorporation of the
          Registrant+

  3.2 First Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form SB-2, filed January 15, 2003

  3.2a    Amendment No. 1 dated March 4, 2003 to the First Amended and
          Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to
          Registration Statement on Form SB-2/A, filed March 11, 2003

  3.2b Amendment No. 2 dated April 25, 2003 to the First Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2(b) to the Company's Amendment No. 3 to Registration Statement on Form SB-2/A, filed May 7, 2003

  4.1 Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to the Company's
          Amendment No. 3 to Registration Statement on Form SB-2/A, filed May 7, 2003

 10.1 *Registrant's 2000 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Registration
          Statement on Form SB-2, filed January 15, 2003

 10.2     *Registrant's First Amended and Restated 2001 Non-Employee
          Director Stock Option Plan incorporated by reference to
          Exhibit 10.2 to the Company's Amendment No. 1 to
          Registration Statement on Form SB-2/A, filed March 11, 2003

 10.3     *Employment Agreement dated October 15, 2002 between Mark A.
          Payne and the Registrant, incorporated by reference to
          Exhibit 10.3 to the Company's Registration Statement on Form
          SB-2, filed January 15, 2003

 10.4     *Stock Option Agreement dated October 15, 2002 between Mark
          A. Payne and the Registrant, incorporated by reference to
          Exhibit 10.4 to the Company's Amendment No. 1 to
          Registration Statement on Form SB-2/A, filed March 11, 2003

 10.5     *Employment Agreement dated July 31, 2000 between Kent H.
          Harle and the Registrant, incorporated by reference to
          Exhibit 10.5 to the Company's Registration Statement on Form
          SB-2, filed January 15, 2003

 10.6     *Employment Agreement dated July 31, 2000 between Chris B.
          Rodewald and the Registrant, incorporated by reference to
          Exhibit 10.6 to the Company's Registration Statement on Form
          SB-2, filed January 15, 2003

 10.7     Corrected and Amended Settlement and Release Agreement dated
          October 16, 2002 by and among Bill Savage, The Savage Family
          1995 Trust and the Registrant, incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          SB-2, filed January 15, 2003

 10.8     Bridge Loan and Investment Agreement dated December 12, 2001 between David G. Mell and the Registrant and Related 10%
          Secured Convertible Promissory Note, Warrants, Extension
          Agreement and Security Agreement, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on
          Form SB-2, filed January 15, 2003

 10.9 Warrants dated February 19, 2002 and November 13, 2002 issued to David G. Mell, incorporated by reference to
          Exhibit 10.18 to the Company's Registration Statement on
          Form SB-2, filed January 15, 2003

 10.10 Interim Loan and Investment Agreement dated August 1, 2002 between Industricorp & Co., Inc. FBO Twin City Carpenters
          Pension Fund and the Registrant and related 8% Secured
          Subordinated Promissory Note, Warrant and Security
          Agreement, incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 3 to Registration Statement on Form
          SB-2/A, filed May 7, 2003

 10.11 Bridge Loan and Investment Agreement dated October 16, 2002 between Industricorp & Co., Inc. FBO Twin City Carpenters
          Pension Fund and the Registrant and related 10% Secured
          Subordinated Promissory Note, Warrant and Security
          Agreement, incorporated by reference to Exhibit 10.21 to the Company's Amendment No. 3 to Registration Statement on Form
          SB-2/A, filed May 7, 2003

 10.12    Lease Agreement dated July 27, 2000 between Wilco
          Investments LLC and the Registrant, incorporated by reference to Exhibit 10.23 to the Company's Registration
          Statement on Form SB-2, filed January 15, 2003

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

 10.13    Consulting Agreement dated June 8, 2000 between Maverick and
          Company Business Solutions Ltd. and the Registrant, incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form SB-2, filed January 15, 2003

 10.14    Engine Development Agreement dated January 14, 2003 between
          Stan Robinson dba RM Holdings and the Registrant, incorporated by reference to Exhibit 10.25 to the Company's
          Registration Statement on Form SB-2, filed January 15, 2003

 10.15    Vendor Agreement dated December 19, 2000 between GE
          Commercial Distribution Finance Corporation (formerly
          Deutsche Financial Services Corporation) and the Registrant and related correspondence, incorporated by reference to
          Exhibit 10.26 to the Company's Registration Statement on
          Form SB-2, filed January 15, 2003

 10.16    Underwriting Agreement dated as of May 15, 2003 between
          GunnAllen Financial, Inc. and Registrant, including First
          Amendment to Underwriting Agreement dated as of May 15,
          2003, incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form SB-2, filed January
          15, 2003

 23.1     Consent of Virchow, Krause & Company, LLP+

 24.1     Power of Attorney+

 99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002+

 99.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002+

---------------

* Management contract or compensatory plan.

+ Filed herewith.