Form 10QSB
period 2003-06-30
REDLINE PERFORMANCE PRODUCTS INC
filed 2003-08-14
CIK 1121131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number  0001-31682


                       REDLINE PERFORMANCE PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as Specified in its charter)


               MINNESOTA                                36-4335356
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
    Incorporation or Organization)


  2510 COMMERCE WAY, VISTA, CALIFORNIA                     92081
(Address of Principal Executive Offices)                (Zip Code)

                                 (760) 599-1003
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,903,473 shares of Common Stock outstanding, as of August 8, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

                                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................................   3
             Balance Sheets as of March 31, 2003 (audited) and June 30, 2003 (unaudited)..................   3
             Statement of Operations for the three months ended June 30, 2002 and 2003 and
                for the period from inception (December 22, 1999) to June 30, 2003 (unaudited)............   5
             Statements of Cash Flows for the three months ended June 30, 2002 and 2003 and
                for the period from inception (December 22, 1999) to June 30, 2003 (unaudited)............   6
             Notes to Financial Statements (unaudited)....................................................   8
Item 2.    Management's Discussion and Analysis or Plan of Operation......................................  14
Item 3.    Controls and Procedures........................................................................  18

                                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................  19
Item 2.    Changes in Securities..........................................................................  19
Item 3.    Defaults Upon Senior Securities................................................................  20
Item 4.    Submission of Matters to a Vote of Security Holders............................................  20
Item 5.    Other Information..............................................................................  20
Item 6.    Exhibits and Reports on Form 8-K...............................................................  20
           (a)  Exhibits..................................................................................  20
           (b)  Reports on Form 8-K.......................................................................  21

SIGNATURES

EXHIBITS

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                 March 31, 2003   June 30, 2003
                                                 --------------   -------------
                                                    (Audited)      (Unaudited)

                                     ASSETS
Current Assets
  Cash                                            $     37,305     $  2,973,699
  Inventories, net                                     393,720          393,720
  Prepaid expenses and other current assets              9,158          166,960
                                                  ------------     ------------

        Total Current Assets                           440,183        3,534,379
                                                  ------------     ------------

Property and Equipment, Net                            694,545          772,956
                                                  ------------     ------------

Other Assets
  Intangible assets, net                                63,429           68,173
  Debt issuance costs, net                             233,874               --
  Security deposits                                     25,300           25,300
  Deferred stock offering costs                        367,455               --
                                                  ------------     ------------

        Total Other Assets                             690,058           93,473
                                                  ------------     ------------

            Total Assets                          $  1,824,786     $  4,400,808
                                                  ============     ============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Continued)

                                                                           March 31, 2003  June 30, 2003
                                                                           --------------  -------------
                                                                              (Audited)     (Unaudited)

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Lines of credit - bank                                                    $     99,242    $     79,462
  Current maturities of long-term debt and subordinated convertible notes
   payable, net of original issue discount                                     2,207,204          50,000
  Current maturities of capital lease obligations                                     --           8,047
  Mandatory redeemable preferred stock, 20,002 and 0 Series A convertible
   preferred shares                                                               90,000              --
  Due to shareholders                                                            111,636              --
  Accounts payable                                                               912,073         216,973
  Accrued payroll and related expenses                                           194,182         126,171
  Accrued expenses                                                                22,000          51,520
  Accrued interest                                                               287,463           2,767
                                                                            ------------    ------------

       Total Current Liabilities                                               3,923,800         534,940
                                                                            ------------    ------------

Long-Term Liabilities
  Deferred rent obligation                                                        22,227          19,128
  Long-term debt and subordinated convertible notes payables, net                 14,178              --
  Capital lease obligation, net of current portion                                    --          38,312
                                                                            ------------    ------------

        Total Liabilities                                                      3,960,205         592,380
                                                                            ------------    ------------

Shareholders' Equity (Deficit)
  Capital stock, 50,000,000 $0.01 par value shares authorized Series A convertible preferred stock, $0.01 par value, $4,830,893 liquidation preference at March 31, 2003, 1,700,000 shares authorized, 1,288,238
   and 0 shares issued and outstanding                                            12,883              --
  Common stock, $0.01 par value, 48,300,000 shares authorized,
   1,091,560 and 4,582,020 shares issued and outstanding                          10,915          45,820
  Additional paid-in capital                                                   5,208,929      13,180,762
  Common stock warrants                                                        3,156,896       3,375,996
  Unearned compensation                                                          (18,560)        (18,560)
  Deficit accumulated during the development stage                           (10,506,482)    (12,775,590)
                                                                            ------------    ------------

        Total Shareholders' Equity (Deficit)                                  (2,135,419)      3,808,428
                                                                            ------------    ------------

        Total Liabilities and Shareholders' Equity (Deficit)                $  1,824,786    $  4,400,808
                                                                            ============    ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Period from
                                                                               December 22, 1999
                                               For the three months ended       (inception) to
                                              June 30, 2002   June 30, 2003      June 30, 2003
                                              -------------   -------------    -----------------

Revenues                                       $         --    $         --      $         --
                                               ------------    ------------      ------------

Operating Expenses
  Selling, general and administrative               295,600         569,572         4,381,169
  Research and development                          110,823         211,811         3,286,542
                                               ------------    ------------      ------------

        Total Operating Expenses                    406,423         781,383         7,667,711
                                               ------------    ------------      ------------

            Loss from Operations                   (406,423)       (781,383)       (7,667,711)
                                               ------------    ------------      ------------

Other Income (Expense)
  Interest expense                                 (243,341)     (1,525,172)       (4,589,450)
  Interest income                                        --           4,723            15,607
  Other Income                                          703          32,724            46,935
                                               ------------    ------------      ------------

            Net Other Expense                      (242,638)     (1,487,725)       (4,526,908)
                                               ------------    ------------      ------------

Net Loss                                           (649,061)     (2,269,108)      (12,194,619)

  Preferred stock dividends                              --              --          (359,279)
                                               ------------    ------------      ------------
Loss Attributable to Common Shareholders       $   (649,061)   $ (2,269,108)     $(12,553,898)
                                               ============    ============      ============
Loss per Common Share - Basic and Diluted      $      (0.46)   $      (0.86)     $      (9.19)
                                               ============    ============      ============

Weighted Average Common Shares Outstanding -
  Basic and Diluted                               1,416,003       2,625,828         1,366,581
                                               ============    ============      ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Period from
                                                                                  December 22, 1999
                                                   For the three months ended      (inception) to
                                                  June 30, 2002   June 30, 2003     June 30, 2003
                                                  -------------   -------------   -----------------

Cash Flows from Operating Activities
  Net loss                                         $   (649,061)   $ (2,269,108)     $(12,194,619)
  Adjustments to reconcile net loss to net cash
     flows from operating activities
     Depreciation and amortization                       25,675         252,878           650,665
     Amortization of original issue discount            284,067       1,202,957         3,345,624
     Warrants issued for services                        18,000          54,000            74,000
     Deferred rent increase (decrease)                   (3,099)         (3,099)           19,128
     Common stock issued for services                        --              --            62,500
     Gain on sale of property and equipment                  --              --            (6,805)
     Forgiveness of notes payable                            --         (30,731)          (30,731)
     Changes in operating assets and liabilities
       Inventories, net                                 (98,877)             --          (393,720)
       Prepaid expenses and other current assets          4,619        (157,802)          (85,702)
       Security deposits                                     --              --           (25,300)
       Accounts payable                                 157,831        (695,100)          787,615
       Accrued payroll and related expenses              91,862        (323,187)          180,458
                                                   ------------    ------------      ------------

          Net Cash Flows from Operating
            Activities                                 (168,983)     (1,969,192)       (7,616,887)
                                                   ------------    ------------      ------------

Cash Flows from Investing Activities
  Proceeds from sale of property and equipment               --              --            18,500
  Purchases of property and equipment                     6,930         (50,606)         (958,755)
  Payments for intangible assets                           (460)         (5,194)          (85,495)
                                                   ------------    ------------      ------------

          Net Cash Flows from Investing
            Activities                                    6,470         (55,800)       (1,025,750)
                                                   ------------    ------------      ------------

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                                             Period from
                                                                                          December 22, 1999
                                                            For the three months ended      (inception) to
                                                          June 30, 2002   June 30, 2003      June 30, 2003
                                                          -------------   -------------   -----------------

Cash Flows from Financing Activities
  Advances from shareholders                                      1,051        (111,636)               --
  Lines of credit -- bank advances, net                          49,425         (19,780)           29,962
  Payments on long-term debt                                         --      (3,433,808)       (3,860,082)
  Payments for deferred stock offering costs                    (41,121)       (253,499)         (620,954)
  Payment of debt issuance costs                                     --              --          (198,426)
  Proceeds from issuance of common stock in connection
     with initial public offering, net of issuance costs             --       8,780,009         8,780,009
  Proceeds from exercise of common stock warrants                    --             100            90,400
  Proceeds from sale of Series A convertible
     preferred stock                                            146,928              --         3,036,127
  Proceeds from long-term debt issued with
     Warrants                                                    15,000              --         4,359,300
                                                           ------------    ------------      ------------

          Net Cash Flows from Financing
            Activities                                          171,283       4,961,386        11,616,336
                                                           ------------    ------------      ------------

          Net Change in Cash                                      8,770       2,936,394         2,973,699
     Cash -- Beginning of Period                                  2,138          37,305                --
                                                           ------------    ------------      ------------

     Cash -- End of Period                                 $     10,908    $  2,973,699      $  2,973,699
                                                           ============    ============      ============

                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, previously filed with the Securities and Exchange Commission.

         In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates. The financial statements are presented on the accrual basis.

     INVENTORIES

         Inventories consist of raw materials and parts to be used for internal research and development and are recorded at the lower of cost (first-in, first-out) or market. The Company has established an obsolescence reserve of $75,000 at both March 31, 2003 and June 30, 2003. This reserve is management's best estimate and could change in subsequent periods.

     RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs as incurred. Assets that are acquired for research and development activities and which have alternative future uses in addition to the current use are included in equipment and depreciated over the assets' estimated useful lives.

     INCOME TAXES

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

     STOCK-BASED COMPENSATION

         In accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the estimated fair value of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is presented below. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

         The Company applies APB No. 25 and related interpretations in accounting for its Plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss, net loss attributable to common shareholders and loss per common share would have been changed to the pro forma amounts indicated below:

                                                                                Period from
                                                                               December 22,
                                                    For the three                  1999
                                                    month period              (inception) to
                                                   ended June 30,                June 30,
                                               2002              2003              2003
                                          --------------    --------------    --------------
Pro forma net loss                        $     (656,039)   $   (2,309,593)   $  (12,405,132)
Pro forma loss attributable to common
  shareholders                            $     (656,039)   $   (2,309,593)   $  (12,764,411)
Pro forma loss per common share - basic
   and diluted                            $         (.46)   $         (.88)   $        (9.08)
Pro forma loss attributable to common
   shareholders - basic and diluted       $         (.46)   $         (.88)   $        (9.34)
Stock Based Compensation:
   As reported                            $           --    $           --    $           --
   Pro forma                              $        6,978    $       40,485    $      210,513

         The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the three months ended June 30, 2002 and 2003: dividend yield and expected volatility of 0% and 11%; risk-free interest rates of 4.75% and 3.62%; and expected lives of ten years each, respectively.

     NET LOSS PER COMMON SHARE

         Basic loss attributable to common shareholders is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common shareholders is computed by dividing loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. Dilutive common equivalent shares of 2,077,862 and 2,098,491 at June 30, 2002 and

         2003, respectively, have not been included in the computation of diluted loss attributable to common shareholders for all periods presented because their inclusion would be anti-dilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------
NOTE 2 - DEVELOPMENT STAGE COMPANY
--------------------------------------------------------------------------------

         The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $12,194,000. At March 31, 2003 and June 30, 2003, the Company had working capital (deficit) of $(3,483,617) and $2,999,439, respectively.

         In May 2003, the Company completed a public offering of 2,222,224 shares of its common stock at a price of $4.50 per share (IPO) with gross proceeds of $10,000,008 (see Note 5). The Company believes, based on the proceeds received in the IPO, the Company has sufficient capital to transition to production and meet its capital requirements for at least the next 12 months. The Company's activities will be subject to risks which may include delays in the engineering and manufacturing of snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. If the Company experiences operating results which differ significantly from the Company's current 12 month plan, the Company may require additional financing in the future and the Company may need that financing during the next 12 months. The Company can give no assurance that future financing will be available, or that financing will be on terms satisfactory to the Company.

         Management believes the Company will commence active manufacturing and marketing operations during the year ending March 31, 2004 and will emerge from the development stage.

--------------------------------------------------------------------------------
NOTE 3 - LINES OF CREDIT - BANK AND CAPITAL LEASE OBLIGATION
--------------------------------------------------------------------------------

         The Company entered into a $30,000 note payable with Venture Bank in May 2003. The note is due in December 2003 and bears interest at 8.50%. The note is guaranteed by an officer of the Company. As of June 30, 2003, the outstanding balance on the note was $30,053.

         In June 2003, the Company entered into a capital lease agreement for equipment. The amount of the lease was $46,359 and bears an interest rate of 6.75% with monthly payments of $915 for 60 months. The current portion of this lease at June 30, 2003 was $8,047 and the long-term portion was $38,312.

--------------------------------------------------------------------------------
NOTE 4 - REPAYMENT OF DEBT, INCLUDING ORIGINAL ISSUE DISCOUNT AND INTEREST
EXPENSE
--------------------------------------------------------------------------------

         During the three months ended June 30, 2003, the Company paid off approximately $3,860,000 of debt with the proceeds from the IPO, including the expensing of original issue discount of approximately $1,203,000. This repayment of debt included approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company. The Company expensed the remaining debt issuance costs of $233,874 as of June 30, 2003. Interest expense for the three months ended June 30, 2002 and 2003 was $243,341 and $1,525,172, respectively.

--------------------------------------------------------------------------------
NOTE 5 - SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         On May 21, 2003, the Company closed on an initial public offering of 2,222,224 shares of common stock at $4.50 per share. Gross proceeds from the offering were $10,000,008. After deducting underwriter's discounts, fees and expenses totaling $1,840,954, the net proceeds were $8,159,054. The Company's common stock commenced trading on The American Stock Exchange on May 16, 2003 under the symbol "RED".

         In conjunction with the IPO, 1,268,236 shares of Series A Convertible Preferred Stock automatically converted on a one-to-one basis to common stock automatically with the closing of the IPO.

--------------------------------------------------------------------------------
NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

         The Company had unsecured notes payable, due on demand, with shareholders of the Company for costs incurred in the start-up of the Company. The balances at March 31, 2003 and June 30, 2003 were $111,636 and $0, respectively and were non-interest bearing. These notes were paid in full out of the proceeds of the IPO.

         Accounts payable at March 31, 2003 and June 30, 2003 included $56,956 and $0, respectively, of credit card liabilities which were guaranteed by two of the Company's officers. These credit cards were used by the Company for its operations and were paid in full out of the proceeds of the IPO.

--------------------------------------------------------------------------------
NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION
--------------------------------------------------------------------------------

                                                                                        December 22, 1999
                                                                                         (inception) to
                                                        June 30, 2002   June 30, 2003     June 30, 2003
                                                        -------------   -------------   -----------------
Cash paid for interest                                   $         --   $    322,037     $      861,592

Noncash investing and financing transactions:
   Conversion of accounts payable into notes payable     $         --   $         --     $      397,390
   Conversion of notes payable into Series A
       Convertible Preferred Stock                                 --             --          1,325,800
   Issuance of warrants for extension of long-term
       debt                                                        --             --            728,000
   Conversion of Series A mandatory redeemable
       preferred stock                                             --        (90,000)                --
   Warrants issued in connection with settlement of
       accounts payable                                            --             --                 --
   Common stock issued for settlement of accounts
       payable                                                     --             --             83,252
   Cancellation of common stock                                    --             --              9,020
   Assumption of line of credit - bank in
       consideration for cancellation of a portion of
       the TMAG note payable                                       --             --             49,500
   Assumption of a bank note payable in consideration
       for cancellation of a portion of the TMAG note
       payable                                                     --             --             65,227
   Issuance of restricted common stock to its founders             --             --            375,000
   Issuance of debt for TMAG assets                                --             --            341,727
   Conversion of Series A Convertible Preferred Stock
       into Common Stock                                           --      4,645,793          4,645,793
   Property and Equipment Acquired through Capital
       Lease Obligation
                                                                   --         46,359             46,359

--------------------------------------------------------------------------------
NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

         In July 2003, GunnAllen Financial, Inc., the underwriter for the Company's IPO, exercised its right to purchase 321,453 shares of common stock at $4.50 per share as part of the over-allotment allowed of 333,333 shares of common stock. This resulted in gross proceeds of $1,446,539. After underwriter's discount, fees and expenses of $180,817, the net proceeds from the over-allotment were $1,265,722. The Company intends to use these additional proceeds for working capital purposes.

         In June 2003, the Company signed a non-binding Letter of Intent with Global Electric Motorcars, LLC ("GEM"), a wholly-owned subsidiary of Daimler-Chrysler, to assemble the 800 Revolt snowmobile. The Letter of Intent was initially scheduled to expire, if not completed or extended, by July 31, 2003. On July 31, 2003, the Letter of Intent was extended to August 15, 2003. On August 6, 2003, the parties terminated their Letter of Intent. The Company continues to be actively engaged in conversations with other companies that have the capabilities to assemble the 800 Revolt. We anticipate that a decision on where the assembly will take place will be made by October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-QSB (this "report" or this "Form 10-QSB") contains forward-looking statements. These statements involve risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe the forward-looking statements made in this report are reasonable, our expectations may prove to be incorrect. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Important factors that could cause our actual results to differ materially from estimates or projections contained in the forward-looking statements include the factors described in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, and other documents, filed with the Securities and Exchange Commission. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a development stage company in the snowmobile industry. We have sold only three snowmobiles and have not sold any other products. We have generated only nominal revenues from operations since our inception in December 1999. At June 30, 2003, we had a deficit accumulated during our development stage (from December 1999 to June 30, 2003) of $(12,775,590). From March 31, 2003 through
June 30, 2003, we incurred additional losses totaling approximately $(2,269,000). We expect to continue to incur additional losses in the foreseeable future and at least until such time, if ever, that we successfully commence production of our snowmobiles and sell our products through dealers. Accordingly, there is no historical financial or other information about our company which you could use to determine our future performance.

     On May 21, 2003, we closed an initial public offering pursuant to a registration statement that was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount of $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,845,954, we received net offering proceeds of approximately $8,159,054. GunnAllen Financial, Inc. acted as underwriter in connection with the initial public offering. On July 22, 2003, we closed on the sale of additional shares of common stock pursuant to the exercise of an over-allotment option granted to the underwriter in connection with our initial public offering. Pursuant to the over-allotment option, we sold the underwriter an additional 321,453 shares of common stock at a price of $4.50 per share, for an aggregate amount of approximately $1,446,539. After deducting underwriter's discounts, fees and expenses totaling approximately $180,817, we received net offering proceeds from the exercise of the over-allotment option totaling approximately $1,265,722.

     We used a portion of the net proceeds of the initial public offering and the over-allotment option to repay debt incurred from September 1, 2001 through December 31, 2002 to finance our operations and interest thereon in the amount of $3,860,000. We have used and intend to use a portion of our net proceeds from the initial public offering and the over-allotment option to hire additional personnel. In June 2003, we hired a new director of operations, to manage our in-house and outsourced assembly operations. We have also hired additional employees for financial and assembly functions. Additional hires will likely include line personnel as well as other employees for design, engineering, financial and other functions. We also intend to increase our marketing efforts by spending approximately $700,000 on direct mail, trade shows and events, dealer cooperative advertising and publicity to expand awareness of our snowmobile and build brand identity. Finally, we will use approximately $500,000 of the net proceeds of the initial public offering for capital expenditures related to both current production and tooling for production of our second and third snowmobile models. We will use the remaining net proceeds from the initial public offering and the over-allotment option for working capital.

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

     3. Assemble the 800 Revolt for the 2003/2004 Model Year. During the twelve months ending March 31, 2004 we intend to assemble, and to have assembled by a third party, our 800 Revolt snowmobile for sale to consumers during the 2003/2004 model year. We intend to purchase approximately $800,000 of additional parts necessary to produce the snowmobiles we anticipate selling in our first year of production. We have hired a director of operations to oversee and be responsible for all aspects of our in-house and outsourced manufacturing, assembly and operations. In addition, we intend to hire additional assembly personnel as well as other design, engineering and administrative personnel to support our assembly efforts. We expect there will be a significant learning curve associated with our in-house manufacturing process and our outsourcing of manufacturing to a third party. We plan to start delivering our 800 Revolt snowmobiles to dealers within five months.

     4. Ship 600 to 800 Snowmobiles for the 2003/2004 Model Year. We have begun soliciting dealer orders for the 800 Revolt snowmobile, for delivery in the fall and winter of the 2003/2004 model year. We believe that we can produce and ship 600 to 800 snowmobiles during the 2003/2004 model year. We base this belief on a number of critical expectations, including outsourcing the production of our snowmobiles, recruiting a number of dealers sufficient to sell the snowmobiles we intend to produce in our first year of production, generating consumer interest in us and our products and obtaining orders for our 800 Revolt.

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

     6. Obtain Additional Financing if Necessary. In order to take advantage of the increased production capability of a contract assembler, the Company believes that it may be desirable to seek purchase order and inventory financing, permitting the Company to acquire production materials and build inventory at an increased rate. In the event that the Company is not able to secure purchase order and inventory financing on terms that are satisfactory to the Company, the Company anticipates that it will be necessary to schedule production at a slower rate, in order to optimize funds. We understand that there are inherent risks involved in the manufacturing process that could impact our funding needs. We intend to assess our use of the funds from the initial public offering and any purchase order and inventory financing to determine whether we are working toward our goal of successfully launching the 800 Revolt, generating brand awareness and obtaining market share. Our second year of operation will be different than the first year primarily because we intend to introduce two additional snowmobile models during the second year. The successful production and sale of the 800 Revolt for the 2003/2004 model year, are critical to our ability to timely introduce and market our second and third models, the 800 Mountain Revolt and the Revolution.

    Based on our current business plan, we expect to spend approximately $100,000, $600,000, $800,000 and $550,000 on items 1, 2, 3 and 5 referenced above, respectively. Our actual funding needs for the next twelve months will depend on many factors, including:

    o   the level of acceptance and sales of our snowmobiles,

    o if we engage a contract assembler, the success of our outsourced assembly contract (particularly in terms of timing, costs and production problems encountered),

    o if we do not engage a contract assembler, the success of our in-house production (particularly in terms of timing, costs and production problems encountered),

    o   the time and cost involved in outsourcing large-scale assembly,

    o   continued progress in designing and engineering our products,

    o   the cost involved in protecting our proprietary technology,

    o   the time and cost involved in recruiting and training dealers,

    o   the time and cost involved in establishing market acceptance,

    o the time and cost involved in obtaining purchase order and inventory financing,

    o the effectiveness of our other marketing and sales activities, including future sales of accessories, clothing and ATVs, and

    o   the status of competitor products.

     As we proceed with our business plan, we may determine that our assumptions were or have been inaccurate or need to change and that our business plan needs to change to respond to changed assumptions or otherwise. Either of these situations could cause the proceeds of the initial public offering to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate. We currently have no committed sources or arrangements with respect to additional financing. If we require additional capital beyond the cash generated from our operations and the proceeds of the initial public offering, we would need to seek other financing. We may seek additional financing from a number of sources, including possible sales of equity securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source or on reasonable terms. If we are unable to obtain additional financing, we may be required to reduce or cease our growth or operations. Further sales of equity securities could result in substantial dilution to our existing shareholders. Any additional debt financing could impose significant financial and operational restrictions on our business operations.

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

CRITICAL ACCOUNTING POLICIES

     The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, dealer holdback programs, product warranties and product liability.

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

     Sales Promotions and Incentives: When revenues commence, we will generally provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At June 30, 2003, we had not accrued any amounts for sales promotions and incentives, since we have not delivered any products to our dealers as of June 30, 2003.

     Dealer Holdback Programs: Once we deliver products to our dealers, we will provide dealer incentive programs whereby at the time of shipment, we will withhold an amount from the dealer until ultimate retail sale of the product. We will record these amounts as a liability on the balance sheet until they are ultimately paid. Payments are planned to be made to dealers twice each year, in February and August subject to previously established criteria. We have not recorded any accrued liabilities for dealer holdback programs in the balance sheets at June 30, 2003, since we have not delivered any products to our dealers as of June 30, 2003.

     Product Warranties: Our policy will be to provide a limited warranty for a period of one year for our products. Our standard warranties will require us or our dealers to repair or replace defective product during such warranty period at no cost to the consumer. A warranty reserve will be established at the time of sale to the dealer or distributor based on management's best estimate using projected rates and trends until we have historical rates and trends to use. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At June 30, 2003, we had not established an amount for warranty reserve, because we had not sold any products to date.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  Use of Proceeds from Registered Securities.

     On May 21, 2003, we closed an initial public offering pursuant to a registration statement that was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,840,954, we received net offering proceeds of approximately $8,159,054. GunnAllen Financial, Inc. acted as underwriter in connection with the initial public offering. On July 22, 2003, we closed on the sale of additional shares of common stock pursuant to the underwriter's exercise of the over-allotment option granted to the underwriter in connection with our initial public offering. Pursuant to the over-allotment option, we sold the underwriter an additional 321,453 shares at a price of $4.50 per share, for an aggregate amount of $1,446,539. After deducting underwriter's discounts, fees and expenses totaling approximately $180,817, we received net offering proceeds from the exercise of the over-allotment option totaling approximately $1,265,722.

    The table below sets forth our approximate use of net proceeds from the public offering at June 30, 2003.

                   Net Proceeds
                   ------------
Net Proceeds - Initial Public Offering(1)   $  8,159,054.00
                                            ===============

          Use of Proceeds at June 30, 2003
          --------------------------------

Repayment of Debt(2)                        $  3,860,000.00
Design & Engineering                        $    198,000.00
Sales & Marketing                           $    152,000.00
Capital Expenditures                        $     29,000.00
Purchase of Parts                           $    146,000.00
General & Admin                             $    460,000.00
Working Capital                             $    310,000.00
                                            ---------------
                                            $  5,155,000.00
                                            ===============


----------

    (1) Does not include $1,265,721 of net proceeds from the sale of shares pursuant to the underwriter's over-allotment option, which closed on July 22, 2003, proceeds of which have been deposited into company accounts. We intend to use the remaining net proceeds from the underwriter's over-allotment option for working capital.

    (2) Includes approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company.

     We intend to use a portion of the net proceeds from the initial public offering to hire additional personnel. We also intend to increase our marketing efforts by spending approximately $700,000 on direct mail, trade shows and events and dealer cooperative advertising. We intend to use approximately $500,000 of the net proceeds of the initial public offering for capital expenditures related to both current production and tooling for production of our second and third snowmobiles models. We will use the remaining proceeds form the initial public offering and the over-allotment option for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)  Not applicable.

(b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

(a)  Events During the Quarter Ended June 30, 2003

     (1) On June 12, 2003, our board of directors increased the number of members of the board of directors from five to six, and appointed Mr. Clyde Fessler to the board of directors to fill a vacancy. Mr. Fessler was appointed to serve until the next annual meeting or until his successor is elected and qualified.

     (2) On June 12, 2003, we appointed Mr. John Hagen as our Director of Manufacturing.

     (3) On June 27, 2003, we entered into a non-binding letter of intent with Global Electric Motorcars, LLC to assemble our Revolt 800 snowmobile.

(b) Subsequent Events

     (1) On July 17, 2003, our board of directors increased the number of members of the board of directors from six to seven, and appointed Mr. Robert J. Korkowski to the board of directors to fill a vacancy. Mr. Korkowski was appointed to serve until the next annual meeting or until his successor is elected and qualified.

     (2) On July 22, 2003, we closed on the sale of 321,453 shares of our common stock to GunnAllen Financial, Inc., pursuant to an over-allotment option previously granted to GunnAllen Financial, Inc. in connection with our initial public offering.

     (3) On July 31, 2003, we extended the term of our non-binding letter of intent with Global Electric Motorcars, LLC to assemble our Revolt 800 snowmobile from July 31, 2003 to August 15, 2003. On August 6, 2003 we terminated the non-binding letter of intent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

    3.1 Third Amended and Restated Articles of Incorporation of the small business issuer, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB, filed June 30, 2003

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
    3.2        First Amended and Restated Bylaws of the small business issuer, incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form SB-2, filed January 15, 2003

    3.2a       Amendment No. 1 dated March 4, 2003 to the First Amended and
               Restated Bylaws of the small business issuer, incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to
               Registration Statement on Form SB-2/A, filed March 11, 2003

    3.2b       Amendment No. 2 dated April 25, 2003 to the First Amended and
               Restated Bylaws of the small business issuer, incorporated by reference to Exhibit 3.2(b) to the Company's Amendment No. 3 to
               Registration Statement on Form SB-2/A, filed May 7, 2003

    4.1 Specimen of Common Stock Certificate of the small business issuer, incorporated by reference to Exhibit 4.1 to the Company's
               Amendment No. 3 to Registration Statement on Form SB-2/A, filed
               May 7, 2003

   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

   32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

   32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

----------

+        Filed herewith.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REDLINE PERFORMANCE PRODUCTS, INC.


                                       By /s/ Kent H. Harle
                                          --------------------------------------
                                          Kent H. Harle, Chief Executive Officer

                                       Date: August 14, 2003