Form 10QSB
period 2003-09-30
REDLINE PERFORMANCE PRODUCTS INC
filed 2003-11-14
CIK 1121131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2003

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from     to

     Commission file number 0001-31682

                       REDLINE PERFORMANCE PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as Specified in its charter)

           MINNESOTA                                       36-4335356
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

2510 COMMERCE WAY, VISTA, CALIFORNIA                          92081
---------------------------------------        ---------------------------------
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

4,903,473 shares of Common Stock outstanding, as of November 12, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----

                                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................................    3
             Balance Sheets at March 31, 2003 (audited) and
                September 30, 2003 (unaudited)............................................................    3
             Statement of Operations for the three months and six months ended
                September 30, 2002 and 2003 and for the period from inception (December 22, 1999)
                to September 30, 2003 (unaudited).........................................................    5
             Statements of Cash Flows for the six months ended September 30, 2002 and 2003 and for the period from inception (December 22, 1999)
                to September 30, 2003 (unaudited).........................................................    6
             Notes to Financial Statements (unaudited)....................................................    8
Item 2.    Management's Discussion and Analysis or Plan of Operation......................................   13
Item 3.    Controls and Procedures........................................................................   17

                                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................   19
Item 2.    Changes in Securities..........................................................................   19
Item 3.    Defaults Upon Senior Securities................................................................   20
Item 4.    Submission of Matters to a Vote of Security Holders............................................   20
Item 5.    Other Information..............................................................................   20
Item 6.    Exhibits and Reports on Form 8-K...............................................................   21
           (a)    Exhibits................................................................................   21
           (b)    Reports on Form 8-K.....................................................................   22

SIGNATURES

EXHIBITS

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                               March 31, 2003      September 30, 2003
                                                 (Audited)            (Unaudited)
                                                 ---------            -----------
                  Assets
Current Assets
  Cash                                         $       37,305        $    2,531,738
  Restricted cash                                          --                65,530
  Inventories, net                                    393,720             1,244,301
  Prepaid expenses and other current assets             9,158               139,511
                                               --------------        --------------
      Total Current Assets                            440,183             3,981,080
                                               --------------        --------------
Property and Equipment, net                           694,545               911,445
                                               --------------        --------------

Other Assets
  Intangible assets, net                               63,429                73,539
  Debt issuance costs, net                            233,874                    --
  Security deposits                                    25,300                25,550
  Deferred stock offering costs                       367,455                    --
                                               --------------        --------------
      Total Other Assets                              690,058                99,089
                                               --------------        --------------
         Total Assets                          $    1,824,786        $    4,991,614
                                               ==============        ==============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                  (Continued)

                                                                                   March 31, 2003     September 30, 2003
                                                                                      (Audited)          (Unaudited)
                                                                                      ---------           ----------
                    Liabilities and Shareholders' Equity (deficit)

Current Liabilities
    Lines of credit - bank                                                         $       99,242       $       78,513
    Current maturities of long-term debt and subordinated convertible notes
      payable, net of original issue discount                                           2,207,204               50,000
    Current maturities of capital lease obligations                                            --               29,121
    Mandatory redeemable preferred stock, 20,002 and 0 Series A convertible
      preferred shares                                                                     90,000                   --
    Due to shareholders                                                                   111,636                   --
    Accounts payable                                                                      912,073              733,571
    Accrued payroll and related expenses                                                  194,182               81,847
    Accrued expenses                                                                       22,000               98,177
    Accrued interest                                                                      287,463                4,014
                                                                                   --------------       --------------

      Total Current Liabilities                                                         3,923,800            1,075,243
                                                                                   --------------       --------------

Long-Term Liabilities
    Deferred rent obligation                                                               22,227               16,089
    Long-term debt and subordinated convertible notes payables, net                        14,178                   --
    Capital lease obligation, net of current portion                                           --               80,807
                                                                                   --------------       --------------

      Total Liabilities                                                                 3,960,205            1,172,139
                                                                                   --------------       --------------

Shareholders' Equity (Deficit)
    Capital stock, 50,000,000 $0.01 par value shares authorized
     Series A convertible preferred stock, $0.01 par value, $4,830,893 liquidation preference at March 31, 2003, 1,700,000 shares authorized,
      1,288,238 and 0 shares issued and outstanding                                        12,883                   --
    Common stock, $0.01 par value, 48,300,000 shares authorized, 1,091,560
      and 4,903,473 shares issued and outstanding                                          10,915               49,035
    Additional paid-in capital                                                          5,208,929           14,533,077
    Common stock warrants                                                               3,156,896            3,259,996
    Unearned compensation                                                                 (18,560)             (18,560)
    Deficit accumulated during the development stage                                  (10,506,482)         (14,004,073)
                                                                                   --------------       --------------

      Total Shareholders' Equity (Deficit)                                             (2,135,419)           3,819,475
                                                                                   --------------       --------------

      Total Liabilities and Shareholders' Equity                                   $    1,824,786       $    4,991,614
                                                                                   ==============       ==============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Period from
                                                                                                     December 22, 1999
                                      For the three months ended       For the six months ended       (inception) to
                                             September 30,                   September 30,             September 30,

                                         2002            2003           2002             2003              2003
                                         ----            ----           ----             ----              ----
Revenues                             $         --    $         --    $         --    $         --      $         --
                                     ------------    ------------    ------------    ------------      ------------

Operating Expenses
    Selling, general and
      administrative                      272,317         929,221         567,917       1,498,793         5,310,390
    Research and development               64,922         304,279         175,745         516,090         3,590,821
                                     ------------    ------------    ------------    ------------      ------------

      Total Operating Expenses            337,239       1,233,500         743,662       2,014,883         8,901,211
                                     ------------    ------------    ------------    ------------      ------------

        Loss from Operations             (337,239)     (1,233,500)       (743,662)     (2,014,883)       (8,901,211)
                                     ------------    ------------    ------------    ------------      ------------

Other Income (Expense)
    Interest expense                     (262,743)         (3,564)       (506,084)     (1,528,736)       (4,593,014)
    Interest income                             3           8,581               3          13,304            24,188
    Other Income                              904              --           1,607          32,724            46,935
                                     ------------    ------------    ------------    ------------      ------------

        Net Other Expense                (261,836)          5,017        (504,474)     (1,482,708)       (4,521,891)
                                     ------------    ------------    ------------    ------------      ------------

Net Loss                                 (599,075)     (1,228,483)     (1,248,136)     (3,497,591)      (13,423,102)

    Preferred stock dividends             (23,341)             --         (23,341)             --          (359,279)
                                     ------------    ------------    ------------    ------------      ------------

Loss Attributable to Common
 Shareholders                        $   (622,416)   $ (1,228,483)   $ (1,271,477)   $ (3,497,591)     $(13,782,381)
                                     ============    ============    ============    ============      ============
Loss per Common Share - Basic and
 Diluted                             $      (0.44)   $      (0.25)   $      (0.90)   $      (0.94)     $      (8.63)
                                     ============    ============    ============    ============      ============

Weighted Average Common Shares
    Outstanding -Basic and Diluted      1,411,575       4,826,604       1,413,777       3,732,229         1,597,584
                                     ============    ============    ============    ============      ============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Period from
                                                                                                       December 22,
                                                                                                     1999 (inception)
                                                                  For the six months ended                  to
                                                                       September 30,                   September 30,
                                                                  2002               2003                  2003
                                                                  ----               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (1,248,136)      $  (3,497,591)       $  (13,423,102)
  Adjustments to reconcile net loss to net cash  flows
     from operating activities
        Depreciation and amortization                               78,764             287,856               685,643
        Amortization of original issue discount                    481,162           1,202,957             3,345,624
        Warrants issued for services                                18,000              54,000                74,000
        Deferred rent increase (decrease)                           (6,198)             (6,138)               16,089
        Common stock issued for services                                --                  --                62,500
        Gain on sale of property and equipment                          --                  --                (6,805)
        Forgiveness of notes payable                                    --             (30,731)              (30,731)
        Changes in operating assets and liabilities
          Inventories, net                                        (105,780)           (850,581)           (1,244,301)
          Prepaid expenses and other current assets                (15,264)           (130,353)              (58,253)
          Security deposits                                             --                (250)              (25,550)
          Accounts payable                                         281,102            (178,502)            1,304,213
          Accrued expenses                                         132,143            (319,607)              184,038
                                                             -------------       -------------        --------------
        Net Cash Flows from Operating Activities
                                                                  (384,207)         (3,468,940)           (9,116,635)
                                                             -------------       -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                      18,500                  --                18,500
  Purchases of property and equipment                                   --            (151,654)           (1,059,803)
  Increase in restricted cash                                           --             (65,530)              (65,530)
  Payments for intangible assets                                        --             (11,011)              (91,312)
                                                             -------------       -------------        --------------

        Net Cash Flows from Investing Activities                    18,500            (228,195)           (1,198,145)
                                                             -------------       -------------        --------------

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                                            Period from
                                                                                            December 22,
                                                                                          1999 (inception)
                                                             For the six months ended           to
                                                                  September 30,            September 30,
                                                             2002             2003             2003
                                                             ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholders                                  11,661          (111,636)             --
  Lines of credit -- bank advances, net                       46,625           (20,729)         29,013
  Payments on long-term debt                                      --        (3,442,207)     (3,868,481)
  Payments for deferred stock offering costs                      --          (253,499)       (620,954)
  Payment of debt issuance costs                                  --                --        (198,426)
  Proceeds from issuance of common stock in connection
     with initial public offering, net of issuance costs          --        10,019,539      10,019,539
  Proceeds from exercise of common stock warrants             90,000               100          90,400
  Proceeds from sale of Series A convertible preferred
     stock                                                   146,928                --       3,036,127
  Proceeds from long-term debt issued with Warrants           80,582                --       4,359,300
                                                           ---------      ------------    ------------

       Net Cash Flows from Financing Activities              375,796         6,191,568      12,846,518

       Net Change in Cash                                     10,089         2,494,433       2,531,738
  Cash -- Beginning of Period                                  2,138            37,305              --
                                                           ---------      ------------    ------------

  Cash -- End of Period                                    $  12,227      $  2,531,738    $  2,531,738
                                                           ---------      ------------    ------------

                 See accompanying notes to financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

          Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, previously filed with the Securities and Exchange Commission.

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

     INVENTORIES

          Inventories consist of raw materials and parts to be used for internal research and development and are recorded at the lower of cost (first-in, first-out) or market. The Company has established an obsolescence reserve of $75,000 at both March 31, 2003 and September 30, 2003. This reserve is management's best estimate and could change in subsequent periods.

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

                                                                                                     Period from
                                                                                                  December 22, 1999
                                    For the three months ended    For the six months ended         (inception) to
                                            September 30,                September 30,              September 30,
                                       2002           2003            2002            2003              2003
                                       ----           ----            ----            ----              ----
Pro forma net loss                  $ (605,670)   $ (1,279,843)   $ (1,261,708)   $ (3,618,339)     $(13,684,975)

Pro forma loss attributable to
    common shareholders             $ (629,011)   $ (1,279,843)   $ (1,285,049)   $ (3,618,339)     $(14,044,254)

Pro forma loss per common share -
    basic and diluted               $    (0.43)   $      (0.27)   $      (0.89)   $      (0.97)     $      (8.57)

Pro forma loss attributable to
    common shareholders -           $    (0.45)   $      (0.27)   $      (0.91)   $      (0.97)     $      (8.79)
    basic and diluted

Stock Based Compensation
    As reported                     $        -    $          -    $          -    $          -      $          -
    Pro forma                       $    6,595    $     51,360    $     13,572    $    120,748      $    261,873

          The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the six months ended September 30, 2002 and 2003: dividend yield of 0% and 0%; expected volatility of 0% and 13.95%, risk-free interest rates of 3.63% and 3.89%; and expected lives of ten years each, respectively.

     NET LOSS PER COMMON SHARE

          Basic loss attributable to common shareholders is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common shareholders is computed by dividing loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. Dilutive common equivalent shares of 2,736,844 and 2,179,636 at September 30, 2002 and 2003,
          respectively, have not been included in the computation of diluted loss attributable to common shareholders for all periods presented because their inclusion would be anti-dilutive.

NOTE 2 - DEVELOPMENT STAGE COMPANY

          The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $13,423,000. At March 31, 2003 and September 30, 2003, the Company had working capital (deficit) of $(3,483,617) and $2,905,837, respectively.

          In May 2003, the Company completed a public offering of 2,222,224 shares of its common stock at a price of $4.50 per share (IPO) with gross proceeds of $10,000,008 (see Note 5). The Company believes, based on the proceeds received in the IPO, the Company has sufficient capital to transition to production but will require additional capital to meet its capital requirements for the next 12 months. The Company's activities will be subject to risks which may include delays in the engineering and manufacturing of snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. The Company will require additional financing in the future and the Company will need that financing during the next 12 months. The Company can give no assurance that future financing will be available, or that financing will be on terms satisfactory to the Company.

          Management believes the Company will commence active manufacturing and marketing operations during the year ending March 31, 2004 and will emerge from the development stage.

NOTE 3 - LINES OF CREDIT - BANK AND CAPITAL LEASE OBLIGATION

          The Company entered into a $30,000 note payable with Venture Bank in May 2003. The note is due in December 2003 and bears interest at 8.50%. The note is guaranteed by an officer of the Company. As of September 30, 2003, the outstanding balance on the note was $29,646.

          In June 2003, the Company entered into a capital lease agreement for equipment. The amount of the lease was $46,359 and bears an interest rate of 6.75% with monthly payments of $915 for 60 months. The current portion of this lease at September 30, 2003 was $8,186 and the long-term portion was $36,312.

          In August 2003, the Company entered into a capital lease agreement for equipment. The maximum amount of the lease may be up to $150,000 which is secured by a certificate of deposit equal to that amount. The first sublease in August 2003 was $71,968. The balance outstanding as of September 30, 2003 was $65,530 and bears an interest rate of 14% with monthly payments of $2,412 for 36 months. The current portion of the lease at September 30, 2003 was $20,934 and the long-term portion was $44,595.

NOTE 4 - REPAYMENT OF DEBT, INCLUDING ORIGINAL ISSUE DISCOUNT AND INTEREST
EXPENSE

          During the three months ended September 30, 2003, the Company did not pay off any debt with proceeds from the IPO. During the six months ended September 30, 2003, the Company paid off approximately $3,860,000 of debt with the proceeds from the IPO, including the expensing of original issue discount of approximately $1,203,000. This repayment of debt included approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company. The Company expensed the remaining debt issuance costs of $233,874 as of September 30, 2003. Interest expense for the three months ended September 30, 2002 and 2003 was $262,743 and $3,564, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

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

          In conjunction with the IPO, 1,268,236 shares of Series A Convertible Preferred Stock automatically converted on a one-to-one basis to common stock upon the closing of the IPO.

          In July 2003, the Company sold an additional 321,453 shares as a result of the underwriter exercising its option to purchase shares to cover over-allotments. The exercise of the over-allotment option at $4.50 per share resulted in gross proceeds to the Company of $1,446,539 and net proceeds, after deducting underwriter's discounts, fees and expenses totaling $180,583, of $1,265,956.

NOTE 6 - RELATED PARTY TRANSACTIONS

          The Company had unsecured notes payable, due on demand, with shareholders of the Company for costs incurred in the start-up of the Company. The balances at March 31, 2003 and September 30, 2003 were $111,636 and $0, respectively and were non-interest bearing. These notes were paid in full out of the proceeds of the IPO.

          Accounts payable at March 31, 2003 and September 30, 2003 included $56,956 and $0, respectively, of credit card liabilities which were guaranteed by two of the Company's officers. These credit cards were used by the Company for its operations and were paid in full out of the proceeds of the IPO.

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                        Period from
                                                                                        December 22,
                                                                                      1999 (inception)
                                                          For the six months ended           to
                                                               September 30,            September 30,
                                                           2002          2003              2003
                                                           ----          ----              ----
Cash paid for interest                                    $    --     $    324,354      $   863,909

Noncash investing and financing transactions:

   Conversion of accounts payable into notes payable      $    --     $         --      $   397,390
   Conversion of notes payable into Series A
       Convertible Preferred Stock                             --               --        1,325,800
   Issuance of warrants for extension of long-term debt        --               --          728,000
   Conversion of Series A mandatory redeemable
       preferred stock                                         --          (90,000)              --
   Warrants issued in connection with settlement of
       accounts payable                                        --               --               --
   Common stock issued for settlement of accounts
       payable                                                 --               --           83,252
   Cancellation of common stock                                --               --            9,020
   Assumption of line of credit - bank in
       consideration for cancellation of a portion of
       the TMAG note payable                                   --               --           49,500
   Assumption of a bank note payable in consideration
       for cancellation of a portion of the TMAG note
       payable                                                 --               --           65,227
   Issuance of restricted common stock to its founders         --               --          375,000
   Issuance of debt for TMAG assets                            --               --          341,727
   Conversion of Series A Convertible Preferred Stock
       into Common Stock                                       --        4,645,793        4,645,793
   Property and Equipment Acquired through Capital
       Lease Obligation                                        --          118,327          118,327

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

     Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe the forward-looking statements made in this report are reasonable, our expectations may prove to be incorrect. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Important factors that could cause our actual results to differ materially from estimates or projections contained in the forward-looking statements include obtaining high quality parts in a timely and cost-effective manner, the timely commencement of snowmobile assembly by our assembly partner, the overall quality and performance of our snowmobiles, the number of dealers we engage, the number of purchase orders we receive from those dealers, and other factors described in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, and other documents, filed with the Securities and Exchange Commission. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a development stage company that has not yet generated revenues and has incurred net losses since inception. At September 30, 2003, we had a deficit accumulated during our development stage (from December 1999 to September 30, 2003) of $(14,004,073). From March 31, 2003 through September 30, 2003, we incurred losses totaling approximately $(3,498,000). We expect to continue to incur additional losses in the foreseeable future and at least until such time, if ever, that we successfully produce a significant number of snowmobiles and sell them through our dealers on an ongoing basis. Accordingly, there is no historical financial or other information about our company which you could use to determine our future performance.

     On May 21, 2003, we completed an initial public offering of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, which was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount of $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,846,000, we received net offering proceeds of approximately $8,159,000. On July 22, 2003, we closed on the sale of additional shares of common stock pursuant to the exercise of an over-allotment option granted to the underwriter in connection with our initial public offering. Pursuant to the over-allotment option, we sold to the underwriter an additional 321,453 shares of common stock at a price of $4.50 per share, for an aggregate amount of approximately $1,447,000. After deducting underwriter's discounts, fees and expenses totaling approximately $181,000, we received net offering proceeds from the exercise of the over-allotment option totaling approximately $1,266,000. In this report we refer to the net proceeds of the initial public offering and the exercise of the over-allotment option collectively as "IPO net proceeds."

 We have used the IPO net proceeds to repay debt, continue the development and marketing of our snowmobiles, obtain dealers, purchase parts for the production of our snowmobiles, hire additional operating and other personnel and enter into a contract assembly agreement for the production of our snowmobiles. We have spent approximately $6,856,000 of the IPO net proceeds and have approximately $2,569,000 remaining. We believe that our cash on hand, anticipated revenues from sales of snowmobiles and proposed short-term inventory or purchase order financing will be sufficient to fund our operations over the next twelve months through September 2004. We expect that we will require supplemental financing in the form of short-term inventory or purchase order financing to accelerate the assembly of our snowmobiles and to carry out our plan to produce and ship 600 to 700 units during the current 2003/2004 snowmobile season. We intend to source such financing in the near term and are in negotiations with a financing source. We believe that utilizing inventory or purchase order financing will enable us to leverage our limited financial resources to produce and sell a larger number of snowmobiles than we could produce and sell without such financing. We anticipate that we will also require short-term inventory or purchase order financing during the summer of 2004 to produce snowmobiles to fill orders for the 2004/2005 season.

     Over the next twelve months, we intend to hire approximately 15 employees and to bring our total number of employees to approximately 39 in September 2004. Most of our anticipated hires will engage in operating-related activities, and others will likely carry out design, engineering, financial or other functions. Over the next twelve months we anticipate spending approximately $1,200,000 of the remaining IPO net proceeds on parts to be used in the production of our snowmobiles. We expect to spend approximately $500,000 over the next twelve months on our marketing efforts, which include the establishment of dealer relationships, direct mail, trade shows and events, dealer cooperative advertising and publicity to expand awareness of our snowmobile and build brand identity. We intend to spend approximately $350,000 on research and development over the next twelve months. We anticipate that such efforts will focus on refining the design of our 800 Revolt snowmobile, designing two additional snowmobile models and possibly commencing the design and development of one other product. We anticipate spending approximately $800,000 on capital equipment, including tooling and fixtures, over the next twelve months. We expect to maintain our capital spending at a relatively low level and to continue outsourcing the production of our snowmobiles.

     Our business is subject to risks which may include, but are not limited to, delays in the assembly of our snowmobiles, delays in obtaining parts, cost overruns due to price and cost increases for parts and services and delays in recruiting dealers and obtaining purchase orders. We will require additional financing in the future and can give you no assurance that future financing will be available to us, or that financing will be on terms satisfactory to us. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations.

PLAN OF OPERATIONS

     In order to succeed, we intend to do the following:

     1. Recruit Dealers and Generate Orders. We have used our prototype snowmobiles to create awareness within the snowmobile industry and to finalize the design of our first product. We have also videotaped and displayed these snowmobiles at trade shows and events to generate dealer interest in Redline snowmobiles. We intend to continue our promotional efforts through an aggressive public relations program, attending and displaying our snowmobiles at dealer trade shows, direct mail efforts and direct solicitations of prospective dealers. We have entered into agreements with 44 dealers and we continue to solicit additional dealers. We have continued soliciting dealer orders for the 800 Revolt snowmobile, for delivery in the fall and winter of 2003/2004. We believe that commencement of snowmobile production will result in additional near-term purchase orders.

     2. Generate Consumer Interest in Our Snowmobile and Develop the Redline Brand. To date, our snowmobiles have appeared in over 100 articles. We believe this publicity is critical to creating awareness of the

Redline brand. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers with cooperative advertising dollars. Dealers may use cooperative advertising dollars in targeted advertising and marketing efforts in their geographic territories. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our snowmobile. We believe these efforts, as well as mailing information to persons who have inquired about our snowmobiles, will generate the customer awareness we believe is necessary to sell our 800 Revolt snowmobile and other future products, and to develop the Redline brand.

     3. Assemble the 800 Revolt for the 2003/2004 Season. On September 29, 2003, we entered into a definitive contract assembly agreement with Interstate Companies, Inc. to assemble and ship to dealers our 800 Revolt snowmobile. Interstate is based in Bloomington, Minnesota. Interstate will assemble the 800 Revolt model at their ISO 9001:2000 certified Power Products & Services center, located in West Fargo, North Dakota. The current plan is to begin production in mid-December 2003 and complete production of 600 to 700 snowmobiles in February 2004 to have the 800 Revolt snowmobile available for sale to consumers this season. We have purchased approximately $1,200,000 of inventory necessary to produce the snowmobiles we anticipate selling in our first year of production. We have hired a director of operations to oversee and be responsible for all aspects of our in-house part and outsourced snowmobile manufacturing, assembly and operations. In addition, we have hired purchasing, design engineering and administrative personnel to support our production efforts. We expect that there will be a significant learning curve associated with our outsourcing of manufacturing to a third party.

     4. Ship 600 to 700 Snowmobiles for the 2003/2004 Season. We plan to produce and ship 600 to 700 snowmobiles during the 2003/2004 season and to commence delivery of our 800 Revolt snowmobiles to dealers in mid-December 2003. We base this plan on a number of critical expectations, including the successful production of our snowmobiles by our contract assembler, recruiting a number of dealers sufficient to sell the snowmobiles we intend to produce in our first year, generating consumer interest in Redline and our products, and obtaining orders for our 800 Revolt for delivery in the current snowmobile season.

     5. Continue to Design and Engineer New Snowmobile Models. Simultaneous with the assembly of our snowmobiles by Interstate and sales of the 800 Revolt snowmobile, we intend to continue designing and engineering future snowmobile models, which will include the 800 Mountain Revolt and the Revolution. The 800 Mountain Revolt design has a number of specific differences from the 800 Revolt including a longer track, greater width between skis, lower weight and engine adjustments based on altitude. We have designed the Revolution for trail riders and expect that it will be powered by a four-cycle engine. We will evaluate the opportunity to develop and introduce other products, such as ATVs, upon the successful introduction of the 800 Revolt in the 2003/2004 season.

     6. Obtain Additional Financing. In order to take advantage of the increased production capability of a contract assembler, we believe that it will be necessary to obtain purchase order or inventory financing, which would permit us to acquire production materials and build inventory at an increased rate. In the event that we are not able to secure purchase order or inventory financing on satisfactory terms, we anticipate that it will be necessary to schedule production at a slower rate, in order to optimize our use of funds. There are inherent risks involved in the manufacturing process that could impact our funding needs. We intend to assess our use of the IPO net proceeds and any purchase order and inventory financing to determine whether we are working toward our goal of successfully launching the 800 Revolt, generating brand awareness and obtaining market share. The successful production and sale of the 800 Revolt for the 2003/2004 season, are critical to our ability to timely introduce future models and products.

     Our actual funding needs and operating results for the next twelve months will depend on many factors, including:

     -    the level of acceptance and sales of our snowmobiles,

     - the success of our outsourced assembly relationship (particularly in terms of timing, costs and production problems encountered),

     -    the time and cost involved in outsourcing large-scale assembly,

     -    the availability of parts for the production of our snowmobiles,

     -    continued progress in designing and engineering our products,

     -    the cost involved in protecting our proprietary technology,

     -    the overall quality and performance of our products,

     -    the time and cost involved in recruiting and training dealers,

     -    the time and cost involved in establishing market acceptance,

     - our ability to obtain purchase order or inventory financing on reasonable terms,

     - the effectiveness of our other marketing and sales activities, including future sales of accessories, clothing and ATVs, and

     -    the status of competitor products.

     As we proceed with our business plan, we may determine that our assumptions were or have been inaccurate or need to change, or that our business plan needs to change to respond to changed assumptions or otherwise. Either of these situations could cause the proceeds of our initial public offering to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate. We currently have no committed sources or arrangements with respect to additional financing. For capital beyond the cash generated from our operations and the proceeds of the initial public offering, we must seek other financing. We may seek additional financing from a number of sources, including possible sales of equity securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source or on reasonable terms. If we are unable to obtain additional financing, we may be required to reduce or cease our growth or operations. Further sales of equity securities could result in substantial dilution to the our existing shareholders. Any additional debt financing could impose significant financial and operational restrictions on our business operations.

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

     Sales Promotions and Incentives: When revenues commence, we will generally provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At September 30, 2003, we had not accrued any amounts for sales promotions and incentives, since we have not delivered any products to our dealers as of September 30, 2003.

     Dealer Holdback Programs: Once we deliver products to our dealers, we will provide dealer incentive programs whereby at the time of shipment, we will withhold an amount from the dealer until ultimate retail sale of the product. We will record these amounts as a liability on the balance sheet until they are ultimately paid. Payments are planned to be made to dealers twice each year, in February and August subject to previously established criteria. We have not recorded any accrued liabilities for dealer holdback programs in the balance sheets at September 30, 2003, since we have not delivered any products to our dealers as of September 30, 2003.

     Product Warranties: Our policy will be to provide a limited warranty for a period of one year for our products. Our standard warranties will require us or our dealers to repair or replace defective product during such warranty period at no cost to the consumer. A warranty reserve will be established at the time of sale to the dealer or distributor based on management's best estimate using projected rates and trends until we have historical rates and trends to use. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At September 30, 2003, we had not established an amount for warranty reserve, because we had not sold any products to date.

     Product Liability: We may be subject to product liability claims in the normal course of business once we commence sales of our products. We have obtained product liability insurance coverage which management believes is appropriate. The estimated costs resulting from any losses will be charged to operating expenses when it is probable a loss may be incurred and the amount of the loss is reasonably determinable.

ITEM 3. CONTROLS AND PROCEDURES

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

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  Use of Proceeds from Registered Securities.

     On May 21, 2003, we completed an initial public offering pursuant to a registration statement filed under the Securities Act of 1933, as amended, that was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold a total of 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,841,000, we received net offering proceeds of approximately $8,159,000. GunnAllen Financial, Inc. acted as underwriter in connection with the initial public offering. On July 22, 2003, we closed on the sale of additional shares of common stock pursuant to the underwriter's exercise of the over-allotment option granted to the underwriter in connection with our initial public offering. Pursuant to the over-allotment option, we sold the underwriter an additional 321,453 shares at a price of $4.50 per share, for an aggregate amount of $1,446,539. After deducting underwriter's discounts, fees and expenses totaling approximately $181,000, we received net offering proceeds from the exercise of the over-allotment option totaling approximately $1,266,000.

    The table below sets forth our approximate use of net proceeds from the initial public offering and the exercise of the over-allotment option at September 30, 2003.

                                  Net Proceeds
                                  ------------
Net Proceeds - Initial Public Offering                         $     8,159,054
Net Proceeds - Over-Allotment Option                           $     1,265,946
                                                               ---------------
   Total Net Proceeds                                          $     9,425,000
                                                               ===============

                     Use of Proceeds at September 30, 2003
                     -------------------------------------
Repayment of Debt(1)                                           $     3,860,000
Design & Engineering                                           $       502,000
Sales & Marketing                                              $       220,000
Capital Expenditures                                           $       130,000
Purchase of Parts                                              $       548,000
General & Admin.                                               $     1,286,000
Working Capital                                                $       310,000
                                                               ---------------
   Total Use of Proceeds                                       $     6,856,000
                                                               ===============

------------------
1 Includes approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company.

     We will use the remaining proceeds form the initial public offering and the over-allotment option for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a)  Not applicable.

(b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of shareholders on September 8, 2003. The following matters were submitted to a vote of the shareholders at the meeting:

     1. To elect seven directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified.

          The following persons were elected to the board of directors, receiving the votes set forth opposite their names:

    NAME                        VOTES FOR              VOTES WITHHELD
    ----                        ---------              --------------
Kent Harle                      3,551,032                 182,793
Mark Payne                      3,730,825                   3,000
David Mell                      3,730,825                   3,000
Stanley Herman                  3,730,825                   3,000
Michael Degen                   3,730,825                   3,000
Clyde Fessler                   3,730,825                   3,000
Robert Korkowski                3,730,825                   3,000

     2. To ratify amendment of the Company's 2000 Stock Option Plan to increase the number of shares of common stock authorized and reserved for issuance thereunder from 333,334 to 700,000.

          The shareholders ratified amendment of the Company's 2000 Stock Option Plan by the following vote:

   FOR                          AGAINST                        ABSTAIN
   ---                          -------                        -------
1,673,935                       379,005                        89,729

     3. To ratify appointment of Virchow, Krause & Company as the Company's Independent Certified Public Accountants for the fiscal year ending March 31, 2004.

          The appointment of Virchow, Krause & Company as the Company's Independent Certified Public Accounts was ratified by the following vote:

   FOR                          AGAINST                        ABSTAIN
   ---                          -------                        -------
3,445,323                       15,867                         272,634

ITEM 5. OTHER INFORMATION.

(a)  Events During the Quarter Ended September 30, 2003

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

     (3) On July 31, 2003, we extended the term of our previously-announced non-binding letter of intent with Global Electric Motorcars, LLC to assemble our 800 Revolt snowmobile, from July 31, 2003 to August 15, 2003. On August 6, 2003, we terminated the non-binding letter of intent.

     (4) Effective September 29, 2003, we entered into a definitive contract assembly agreement with Interstate Companies, Inc. to assemble and ship our 800 Revolt snowmobile. Interstate is based in Bloomington, Minnesota, and assembly of the 800 Revolt model will take place at its ISO 9001:2000 certified Power Products & Services center, located in West Fargo, North Dakota.

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

    10.1 Contract Assembly Agreement, dated September 26, 2003, by and between the small business issuer and Interstate Companies, Inc.+*

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

    32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

----------

+    Filed herewith.

* Portions of this agreement have been omitted pursuant to a request for confidential treatment. The materials marked by asterisk ("*") in the exhibit have been omitted. The portions omitted from the exhibit were filed separately with the Securities and Exchange Commission at the time this report was filed.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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

                                       Date: November 14, 2003