Form 10QSB
period 2003-12-31
REDLINE PERFORMANCE PRODUCTS INC
filed 2004-02-13
CIK 1121131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the quarterly period ended DECEMBER 31, 2003

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from          to

    Commission file number 0001-31682

                       REDLINE PERFORMANCE PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as Specified in its charter)

          MINNESOTA                                        36-4335356
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

 2510 COMMERCE WAY, VISTA, CALIFORNIA                        92081
----------------------------------------                 ---------------
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

4,911,473 shares of Common Stock outstanding, as of February 9, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...............................................................................       3
        Balance Sheets at March 31, 2003 (audited) and December 31, 2003 (unaudited).......................       3
        Statements of Operations for the three months and nine months ended December 31, 2002 and 2003
         and for the period from inception (December 22, 1999) to December 31, 2003 (unaudited)............       5
        Statements of Cash Flows for the nine months ended December 31, 2002 and 2003 and for the period
         from inception (December 22, 1999)  to December 31, 2003 (unaudited)..............................       6
        Notes to Financial Statements (unaudited)..........................................................       8
Item 2. Management's Discussion and Analysis or Plan of Operation..........................................      12
Item 3. Controls and Procedures............................................................................      16

                                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................      18
Item 2. Changes in Securities..............................................................................      18
Item 3. Defaults Upon Senior Securities....................................................................      19
Item 4. Submission of Matters to a Vote of Security Holders................................................      19
Item 5. Other Information..................................................................................      19
Item 6. Exhibits and Reports on Form 8-K...................................................................      19
        (a) Exhibits.......................................................................................      19
        (b) Reports on Form 8-K............................................................................      19

SIGNATURES

EXHIBITS

                       REDLINE PERFORMANCE PRODUCTS, INC.

                          FORM 10-QSB QUARTERLY REPORT

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                        MARCH 31, 2003   DECEMBER 31, 2003
                                                           (AUDITED)        (UNAUDITED)
                                                        --------------   -----------------
                    Assets

Current Assets
  Cash                                                    $   37,305         $  155,441
  Restricted cash                                                 --            140,952
  Inventories, net                                           393,720          2,272,609
  Prepaid expenses and other current assets                    9,158            145,456
                                                          ----------         ----------
      Total Current Assets                                   440,183          2,714,458
                                                          ----------         ----------
Property and Equipment, net                                  694,545            896,811
                                                          ----------         ----------
Other Assets

  Intangible assets, net                                      63,429             75,774
  Debt issuance costs, net                                   233,874                 --
  Security deposits                                           25,300             25,550
  Deferred stock offering costs                              367,455                 --
                                                          ----------         ----------
      Total Other Assets                                     690,058            101,324
                                                          ----------         ----------
         Total Assets                                     $1,824,786         $3,712,593
                                                          ==========         ==========

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Continued)

                                                                                  MARCH 31, 2003   DECEMBER 31, 2003
                                                                                     (AUDITED)        (UNAUDITED)
                                                                                  --------------   ------------------
                  Liabilities and Shareholders' Equity (Deficit)
Current Liabilities

    Lines of credit - bank                                                           $     99,242    $     48,867
    Line of credit - inventory financing                                                       --         400,000
    Current maturities of long-term debt and subordinated convertible notes
      payable, net of original issue discount                                           2,207,204          55,625
    Current maturities of capital lease obligations                                            --          60,485
    Mandatory redeemable preferred stock, 20,002 and 0 Series A convertible
      preferred shares                                                                     90,000              --
    Due to shareholders                                                                   111,636              --
    Accounts payable                                                                      912,073         920,507
    Accrued payroll and related expenses                                                  194,182          99,869
    Accrued expenses                                                                       22,000           6,950
    Accrued interest                                                                      287,463          27,745
                                                                                     ------------    ------------
      Total Current Liabilities                                                         3,923,800       1,620,048
                                                                                     ------------    ------------
Long-Term Liabilities

    Deferred rent obligation                                                               22,227          20,740
    Long-term debt and subordinated convertible notes payables, net                        14,178           6,017
    Capital lease obligation, net of current maturities                                        --         156,602
                                                                                     ------------    ------------
      Total Liabilities                                                                 3,960,205       1,803,407
                                                                                     ------------    ------------
Shareholders' Equity (Deficit)

    Capital stock, 50,000,000 $0.01 par value shares authorized Series A convertible preferred stock, $0.01 par value, $4,830,893
      liquidation preference at March 31, 2003, 1,700,000 shares authorized,
      1,288,238 and 0 shares issued and outstanding                                        12,883              --
    Common stock, $0.01 par value, 48,300,000 shares authorized, 1,091,560
      and 4,911,473 shares issued and outstanding                                          10,915          49,115
    Additional paid-in capital                                                          5,208,929      14,560,277
    Common stock warrants                                                               3,156,896       3,259,996
    Unearned compensation                                                                 (18,560)        (13,920)
    Deficit accumulated during the development stage                                  (10,506,482)    (15,946,282)
                                                                                     ------------    ------------
      Total Shareholders' Equity (Deficit)                                             (2,135,419)      1,909,186
                                                                                     ------------    ------------
      Total Liabilities and Shareholders' Equity (Deficit)                           $  1,824,786    $  3,712,593
                                                                                     ============    ============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      PERIOD FROM
                                                                                                                   DECEMBER 22, 1999
                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED    (INCEPTION) TO
                                                               DECEMBER 31,                     DECEMBER 31,            DECEMBER 31,
                                                       ---------------------------     ----------------------------    -------------
                                                           2002            2003            2002            2003            2003
                                                       ------------    ------------    ------------     -----------    -------------
Revenues                                               $         --    $         --    $         --      $       --    $         --
                                                       ------------    ------------    ------------    ------------    ------------
Operating Expenses
    Selling, general and
      administrative                                        393,602         950,058         961,519       2,448,851       6,260,448
    Research and development                                143,956         663,830         319,701       1,179,920       4,254,651
    Loss on impairment of property and equipment                 --         262,195              --         262,195         262,195
                                                       ------------    ------------    ------------    ------------    ------------
      Total Operating Expenses                              537,558       1,876,083       1,281,220       3,890,966      10,777,294
                                                       ------------    ------------    ------------    ------------    ------------
        Loss from Operations                               (537,558)     (1,876,083)     (1,281,220)     (3,890,966)    (10,777,294)
                                                       ------------    ------------    ------------    ------------    ------------
Other Income (Expense)

    Interest expense                                       (405,071)        (70,067)       (911,155)     (1,598,803)     (4,663,081)
    Interest income                                           1,772           3,941           1,775          17,245          28,129
    Other Income                                              6,802              --           8,409          32,724          46,935
                                                       ------------    ------------    ------------    ------------    ------------
        Net Other Expense                                  (396,497)        (66,126)       (900,971)     (1,548,834)     (4,588,017)
                                                       ------------    ------------    ------------    ------------    ------------
Net Loss                                                   (934,055)     (1,942,209)     (2,182,191)     (5,439,800)    (15,365,311)
    Preferred stock dividends                                    --              --         (23,341)             --        (359,279)
                                                       ------------    ------------    ------------    ------------    ------------
Loss Attributable to Common
 Shareholders                                          $   (934,055)   $ (1,942,209)   $ (2,205,532)   $ (5,439,800)   $(15,724,590)
                                                       ============    ============    ============    ============    ============
Loss per Common Share - Basic and
 Diluted                                               $      (0.82)   $      (0.40)   $      (1.67)   $      (1.32)   $      (8.71)
                                                       ============    ============    ============    ============    ============
Weighted Average Common Shares
    Outstanding - Basic and Diluted                       1,132,625       4,905,473       1,319,717       4,124,732       1,804,608
                                                       ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               PERIOD FROM
                                                                                               DECEMBER 22,
                                                             FOR THE NINE MONTHS ENDED      1999 (INCEPTION)
                                                                    DECEMBER 31,                   TO
                                                          --------------------------------    DECEMBER 31,
                                                              2002               2003             2003
                                                          ------------      --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $(2,182,191)      $  (5,439,800)   $(15,365,311)
  Adjustments to reconcile net loss to net cash  flows
     from operating activities
        Depreciation and amortization                         130,329             332,561         730,348
        Amortization of original issue discount               666,023           1,202,957       3,345,624
        Warrants issued for services                           18,000              54,000          74,000
        Deferred rent increase (decrease)                      (1,547)             (1,487)         20,740
        Common stock issued for services                           --                  --          62,500
        Stock compensation to consultants                          --               4,640           4,640
        Gain on sale of property and equipment                 (6,805)                 --          (6,805)
        Loss on impairment of property and equipment               --             262,195         262,195
        Forgiveness of notes payable                               --             (30,731)        (30,731)
        Changes in operating assets and liabilities
          Inventories, net                                    (99,622)         (1,878,889)     (2,272,609)
          Prepaid expenses and other current assets          (104,902)           (109,018)        (36,918)
          Security deposits                                        --                (250)        (25,550)
          Accounts payable                                   (135,674)              8,434       1,491,149
          Accrued expenses                                     99,937            (369,081)        134,564
                                                          -----------       -------------    ------------
        Net Cash Flows from Operating Activities           (1,616,452)         (5,964,469)    (11,612,164)
                                                          -----------       -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                 18,500                  --          18,500
  Purchases of property and equipment                            (539)           (321,574)     (1,229,723)
  Increase in restricted cash                                      --            (140,952)       (140,952)
  Payments for intangible assets                               (8,054)            (13,696)        (93,997)
                                                          -----------       -------------    ------------
        Net Cash Flows from Investing Activities                9,907            (476,222)     (1,446,172)
                                                          -----------       -------------    ------------

                 See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                                                 PERIOD FROM
                                                                                                DECEMBER 22,
                                                                 FOR THE NINE MONTHS ENDED    1999 (INCEPTION)
                                                                         DECEMBER 31,                TO
                                                               ------------------------------   DECEMBER 31,
                                                                     2002           2003             2003
                                                               -------------- --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances from shareholders                                           3,480        (111,636)             --
  Lines of credit -- bank advances, net                               (1,134)        (50,375)           (633)
  Line of credit - inventory financing                                    --         400,000         400,000
  Payments on long-term debt                                         (52,641)     (3,456,944)     (3,883,218)
  Payments for deferred stock offering costs                        (339,924)       (253,499)       (620,954)
  Payment of debt issuance costs                                          --              --        (198,426)
  Proceeds from issuance of common stock in connection
     with initial public offering, net of issuance costs                  --      10,019,539      10,019,539
  Proceeds from long-term debt                                            --          11,642          11,642
  Proceeds from exercise of common stock warrants                     90,000             100          90,400
  Proceeds from sale of Series A convertible preferred stock         146,928              --       3,036,127
  Proceeds from long-term debt issued with Warrants                2,301,582              --       4,359,300
                                                                 -----------  --------------  --------------
       Net Cash Flows from Financing Activities                    2,148,291       6,558,827      13,213,777
       Net Change in Cash                                            541,746         118,136         155,441
  Cash -- Beginning of Period                                          2,138          37,305              --
                                                                 -----------  --------------  --------------
  Cash -- End of Period                                          $   543,884  $      155,441  $      155,441
                                                                 ===========  ==============  ==============

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

    Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, previously filed with the Securities and Exchange Commission.

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

    INVENTORIES

    Inventories consist of raw materials and parts to be used for production of the 800 Revolt and are recorded at the lower of cost (first-in, first-out) or market. The Company established an obsolescence reserve of $75,000 at March 31, 2003 and $125,000 at December 31, 2003. This reserve is management's best estimate and could change in subsequent periods.

    IMPAIRMENT OF PROPERTY AND EQUIPMENT

    In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items. The Company adopted the provisions of SFAS No. 144 as of April 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. For the three and nine months ended December 31, 2003, the Company has recorded an impairment of tooling (property and equipment) of $262,195. Impairment was recorded due to the Company's redesign of certain tooling used in the production of the 800 Revolt snowmobile, therefore, the entire carrying amount of the tooling was recorded as an impairment loss.

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

                                                                                                       PERIOD FROM
                                                                                                    DECEMBER 22, 1999
                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED      (INCEPTION) TO
                                              DECEMBER 31,                    DECEMBER 31,             DECEMBER 31,
                                      ----------------------------   -----------------------------  ----------------
                                          2002            2003            2002            2003             2003
                                      ------------   -------------   -------------   -------------  ----------------
Pro forma net loss                    $ (960,688)    $ (1,989,863)   $ (2,215,595)   $ (5,579,299)    $(15,659,626)
Pro forma loss attributable to
    common shareholders               $ (960,688)    $ (1,989,863)   $ (2,238,936)   $ (5,579,299)    $(16,018,905)
Pro forma loss per common share -
    basic and diluted                 $    (0.85)    $      (0.41)   $      (1.68)   $      (1.35)    $      (8.68)
Pro forma loss attributable to
    common shareholders -             $    (0.85)    $      (0.41)   $      (1.70)   $      (1.35)    $      (8.88)
    basic and diluted
Stock Based Compensation
    As reported                       $        -     $          -    $          -    $          -     $          -
    Pro forma                         $   26,633     $     47,654    $     33,404    $    139,499     $    294,315

    The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the nine months ended December 31, 2002 and 2003: dividend yield of 0% and 0%; expected volatility of 0% and 15.85%, risk-free interest rates of 2.74% and 3.95%; and expected lives of ten years each, respectively.

    LOSS PER COMMON SHARE

    Basic loss attributable to common shareholders is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common shareholders is computed by dividing loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. Dilutive common equivalent shares of 2,977,509 and 2,189,436 at December 31, 2002 and 2003, respectively, have not been included in the computation of diluted loss attributable to common shareholders for all periods presented because their inclusion would be anti-dilutive.

NOTE 2 - DEVELOPMENT STAGE COMPANY

    The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $15,365,000. At March 31, 2003 and December 31, 2003, the Company had working capital (deficit) of $(3,483,617) and $1,094,410, respectively.

    In May 2003, the Company completed a public offering of 2,222,224 shares of its common stock at a price of $4.50 per share (IPO) with gross proceeds of $10,000,008 (see Note 5). Based on the proceeds received in the IPO, the Company has commenced production but will require additional capital to meet its capital requirements for the next 12 months. The Company's activities will be subject to risks which may include delays in the engineering and manufacturing of snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. The Company will require additional financing in the future and the Company will need that financing during the next 12 months. The Company can give no assurance that future financing will be available or that financing will be on terms satisfactory to the Company.

    Management believes the Company will commence active manufacturing and marketing operations during the year ending March 31, 2004 and will emerge from the development stage.

NOTE 3 - LINES OF CREDIT - BANK AND CAPITAL LEASE OBLIGATIONS

    The Company entered into a $30,000 note payable with Venture Bank in May 2003. The note was due in December 2003 with interest at 8.50%. The note was guaranteed by an officer of the Company. As of December 31, 2003, there was no outstanding balance on the note.

    In June 2003, the Company entered into a capital lease agreement for equipment. The amount of the lease was $46,359 and bears an interest rate of 6.75% with monthly payments of $915 for 60 months. The current portion of this lease at December 31, 2003 was $8,328 and the long-term portion was $34,076.

    In August 2003, the Company entered into a capital lease agreement for equipment. The maximum amount of the lease may be up to $150,000 which is secured by a certificate of deposit equal to that amount. The first sublease in August 2003 was $71,968. The balance outstanding as of December 31, 2003 was $60,571 and bears an interest rate of 14% with monthly payments of $2,412 for 36 months. The current portion of the lease at December 31, 2003 was $21,689 and the long-term portion was $38,882. The second sublease in October 2003 was $34,757. The balance outstanding as of December 31, 2003 was $30,858 and bears an interest rate of 14% with monthly payments of $1,166 for 36 months. The current portion of the lease at December 31, 2003 was $10,221 and the long-term portion was $20,637. The third sublease in November 2003 was $43,408. The balance outstanding as of December 31, 2003 was $39,523 and bears an interest rate of 14% with monthly payments of $1,457 for 36 months. The current portion of the lease at December 31, 2003 was $12,614 and the long-term portion was $26,909.

    In December 2003, the Company entered into a capital lease agreement for equipment. The amount of the lease was $43,731 and bears an interest rate of 6.50% with monthly payments of $858 for 60 months. The current portion of this lease at December 31, 2003 was $7,632 and the long-term portion was $36,099.

    In December 2003, the Company entered into a loan agreement and a security agreement with Community National Bank, and also issued a multiple advance promissory note in principal amount of up to $2,000,000. Advances under the note are made at the reasonable discretion of the lender in an amount of up to $5,000 for each snowmobile purchase order. The Company paid an initial fee of $40,000 to the lender and the note bears interest at a fixed annual rate of 9%. The Company pays interest only, on a monthly basis. The Company must pay 30% of its revenues from the sale of snowmobiles to the lender until the Company has paid a total of $1 million to the lender, and 70% of its revenues thereafter until the loan is paid in full. All principal and accrued interest on the note are due and payable on May 26, 2004. Repayment of the promissory note is secured by substantially all of the Company's assets and by a guaranty provided by several individuals and an entity. The current portion of the loan at December 31, 2003 was $400,000 and the long-term portion was $0. The Company intends to use the proceeds of the loan to fund production of its snowmobiles.

    In December 2003, the Company entered into a guaranty agreement with several individuals and an entity. In the agreement, the guarantors jointly agreed to guaranty the repayment of up to $2,000,000 under the promissory note issued by the Company to Community National Bank. In consideration for the guaranty, the Company paid an initial fee of $20,000 and pays a guaranty fee which accrues at an annual rate of 15% of the outstanding principal balance of the loan and which is payable monthly. The fees are expensed as interest expense.

NOTE 4 - REPAYMENT OF DEBT, INCLUDING ORIGINAL ISSUE DISCOUNT AND INTEREST
EXPENSE

    During the nine months ended December 31, 2003, the Company paid off approximately $3,860,000 of debt with the proceeds from the IPO, including the expensing of original issue discount of approximately $1,203,000. This repayment of debt included approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company. The Company expensed the remaining debt issuance costs of $233,874 as of September 30, 2003. Interest expense for the three months ended December 31, 2002 and 2003 was $405,071 and $70,067, respectively. Interest expense for the nine months ended December 31, 2002 and 2003 was $911,155 and $1,598,803, respectively.

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

    In July 2003, the Company sold an additional 321,453 shares as a result of the underwriter exercising its option to purchase shares to cover over-allotments. The exercise of the over-allotment option at $4.50 per share resulted in gross proceeds to the Company of $1,446,539 and net proceeds, after deducting underwriter's discounts, fees and expenses totaling $180,583, of $1,265,946.

NOTE 6 - RELATED PARTY TRANSACTIONS

    The Company had unsecured notes payable, due on demand, with shareholders of the Company for costs incurred in the start-up of the Company. The balances at March 31, 2003 and December 31, 2003 were $111,636 and $0, respectively and were non-interest bearing. These notes were paid in full out of the proceeds of the IPO.

    Accounts payable at March 31, 2003 and December 31, 2003 included $56,956 and $0, respectively, of credit card liabilities which were guaranteed by two of the Company's officers. These credit cards were used by the Company for its operations and were paid in full out of the proceeds of the IPO.

NOTE 7 - ASSEMBLY AGREEMENT

    On September 29, 2003, we entered into a definitive contract assembly agreement with Interstate Companies, Inc. (Interstate), based in Bloomington, Minnesota. Interstate will assemble the 800 Revolt model at their ISO 9001:2000 certified Power Products & Services center, located in West Fargo, North Dakota, and will ship snowmobiles to our dealers from that location. Interstate will invoice us on a weekly basis for snowmobiles produced in the previous week, and invoices are payable within 15 days. The agreement terminates on May 1, 2006, unless extended by mutual agreement. As of December 31, 2003, no payments had been made pursuant to the contract assembly agreement. The production of our snowmobiles began in January 2004. We expect that the final units of our 600 to 700 snowmobiles scheduled for production will be completed in May 2004, and that the 800 Revolt snowmobile will be available for sale to consumers in the current snowmobile season.

NOTE 8 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                            PERIOD FROM
                                                                                            DECEMBER 22,
                                                               FOR THE NINE MONTHS ENDED  1999 (INCEPTION)
                                                                     DECEMBER 31,                TO
                                                               --------------------------   DECEMBER 31,
                                                                  2002          2003            2003
                                                               --------------------------  --------------
Cash paid for interest                                            $ --        $  370,690    $    910,245
Noncash investing and financing transactions:
   Conversion of accounts payable into notes payable              $ --        $       --    $    397,390
   Conversion of notes payable into Series A
       Convertible Preferred Stock                                  --                --       1,325,800
   Issuance of warrants for extension of long-term debt             --                --         728,000
   Conversion of Series A mandatory redeemable
       preferred stock                                              --                            90,000
   Warrants issued in connection with settlement of
       accounts payable                                             --                --              --
   Common stock issued for settlement of accounts
       Payable                                                      --                --          83,252
   Cancellation of common stock                                     --                --           9,020
   Assumption of line of credit - bank in
       consideration for cancellation of a portion of
       the TMAG note payable                                        --                --          49,500
   Assumption of a bank note payable in consideration
       for cancellation of a portion of the TMAG note
       Payable                                                      --                --          65,227
   Issuance of restricted common stock to its founders              --                --         375,000
   Issuance of debt for TMAG assets                                 --                --         341,727
   Conversion of Series A Convertible Preferred Stock
       into Common Stock                                            --         4,645,793       4,645,793
   Property and Equipment Acquired through Capital
       Lease Obligations                                            --           240,223         240,223

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Quarterly Report on Form 10-QSB (this "report" or this "Form 10-QSB") contains forward-looking statements. These statements involve risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "continue" or the negative of these terms, or other comparable terminology.

    Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe the forward-looking statements made in this report are reasonable, our expectations may prove to be incorrect. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. Important factors that could cause our actual results to differ materially from estimates or projections contained in the forward-looking statements include our ability to obtain high-quality parts and subassemblies in a timely and cost-effective manner, the timely and successful assembly of snowmobiles by our contract assembler and the assembler's ability to quickly ramp up production, having sufficient capital on hand to fund our production and other operations, compliance with the terms of our loan and related agreements, the overall quality and performance of Redline snowmobiles and the level of any warranty expenses, compliance with applicable regulations, the number of dealers engaged by us, the number of purchase orders received from dealers, the demand for our snowmobiles from potential purchasers, and other factors described in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, and other documents, filed with the Securities and Exchange Commission. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

    We are a development stage company that has not yet generated revenues and has incurred net losses since inception. At December 31, 2003, we had a deficit accumulated during our development stage (from December 1999 to December 31, 2003) of $(15,946,282). From March 31, 2003 through December 31, 2003, we incurred losses totaling approximately $(5,440,000). We expect to continue to incur additional losses in the foreseeable future and at least until such time, if ever, that we successfully produce a significant number of snowmobiles and sell them through our dealers on an ongoing basis. Accordingly, there is no historical financial or other information about our company which you could use to determine our future performance.

    On May 21, 2003, we completed an initial public offering of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, which was declared effective on May 14, 2003 (Registration No. 333-102529). In the initial public offering, we sold 2,222,224 shares of common stock at a price of $4.50 per share, for an aggregate amount of $10,000,008. After deducting underwriter's discounts, fees and expenses totaling approximately $1,846,000, we received net offering proceeds of approximately $8,159,000. On July 22, 2003, we closed on the sale of additional shares of common stock pursuant to the exercise of an over-allotment option granted to the underwriter in connection with our initial public offering. Pursuant to the over-allotment option, we sold to the underwriter an additional 321,453 shares of common stock at a price of $4.50 per share, for an aggregate amount of approximately $1,447,000. After deducting underwriter's discounts, fees and expenses totaling approximately $181,000, we received net offering proceeds from the exercise of the over-allotment option totaling approximately $1,266,000. In this report we refer to the net proceeds of the initial public offering and the exercise of the over-allotment option collectively as "IPO net proceeds." We have used the IPO net proceeds to repay debt, continue the development and marketing of our snowmobiles, obtain dealers, purchase parts for the production of our snowmobiles, hire additional operating and other personnel and enter into contract assembly agreements for the production of our snowmobiles. We have spent all of the net proceeds of our IPO, which totaled $9,425,000.

    We are utilizing short-term purchase order financing to accelerate the assembly of our snowmobiles and to carry out our plan to produce and ship 600 to 700 units during the current 2003/2004 snowmobile season. We believe that utilizing inventory or purchase order financing will enable us to leverage our limited financial resources to produce and sell a larger number of snowmobiles than we could produce and sell without such financing. We anticipate that we will require additional short-term purchase order financing in May 2004 to produce snowmobiles to fill orders for the 2004/2005 season. Our agreement with the guarantors of our short-term purchase order financing includes their future obligation to guaranty up to $10,000,000 in short-term purchase order financing upon the payment in full of the existing purchase order financing loan. In consideration for the guaranty of up to $10,000,000, we will pay a guaranty fee to the guarantors. At the discretion of the guarantors, the guaranty fee may be paid in cash or in a combination of cash and warrants. If the guarantors elect to receive the fee in cash, the monthly fee on the outstanding principal balance will equal an amount determined by subtracting the annual rate of interest paid by us to a bank for the short-term production financing from 20%. If the guarantors elect to receive the fee in cash and warrants, the monthly fee on the outstanding principal balance will equal an amount determined by subtracting the annual rate of interest paid by us to a bank for the short-term production financing from 15%, and we will issue the guarantors a seven-year warrant to purchase 300,000 shares of our common stock at a price per share equal to the fair market value on the date we issue the warrant. Additionally, if we elect not to utilize the guaranty provided by the guarantors, we must pay $50,000 to the guarantors and issue to them a warrant to purchase 100,000 shares of our common stock.

    Over the next twelve months, we intend to hire approximately 10 employees and to bring our total number of employees to approximately 37 in December 2004. Most of our anticipated hires will engage in operating-related activities, and others will likely carry out design, engineering, financial or other functions. We expect to spend approximately $3,000,000 over the next twelve months on our marketing efforts, which include the establishment of dealer relationships, direct mail, trade shows and events, dealer cooperative advertising and publicity to expand awareness of our snowmobile and build brand identity. We intend to spend approximately $1,500,000 on research and development over the next twelve months. We anticipate that such efforts will focus on refining the design of our 800 Revolt snowmobile, designing two additional snowmobile models and commencing the design and development of the ATV line. We anticipate spending approximately $600,000 on capital equipment, including tooling and fixtures, over the next twelve months. We expect to maintain our capital spending at a relatively low level and to continue outsourcing the production of our snowmobiles. We believe that our cash on hand, anticipated revenues from sales of snowmobiles and amounts available under our existing $2,000,000 short-term purchase order financing and our anticipated $10,000,000 short-term purchase order financing will be sufficient to fund our operations through December 31, 2004.

    Our business is subject to risks which may include, but are not limited to, delays in obtaining parts, delays in the assembly of our snowmobiles, cost overruns due to price and cost increases for parts and services, delays in recruiting dealers and obtaining purchase orders, customer purchases of our snowmobiles in numbers which are less than our expectations and quality, durability or performance issues with our snowmobiles. We will require additional financing in the future and can give you no assurance that future financing will be available to us, or that financing will be on terms satisfactory to us. If financing is not available on satisfactory terms, we maybe unable to continue or expand our operations.

PLAN OF OPERATIONS

    In order to succeed, we intend to do the following:

    1. Assemble the 800 Revolt for the 2003/2004 Season. In September 2003, we entered into a definitive contract assembly agreement with Interstate Companies, Inc. to assemble and ship to dealers our 800 Revolt snowmobile. Interstate is based in Bloomington, Minnesota. Interstate will assemble the 800 Revolt model at their ISO 9001:2000 certified Power Products & Services center, located in West Fargo, North Dakota. We began production in January 2004 and expect to complete the production of 600 to 700 snowmobiles in May 2004 to have the 800 Revolt snowmobile available for sale to consumers in the current snowmobile season. As of December 31, 2003, we have purchased approximately $2,300,000 of inventory necessary to produce the snowmobiles we anticipate selling in our first year of production. We have hired a director of operations to oversee and be responsible for all aspects of our in-house part and outsourced snowmobile manufacturing, assembly and operations. In addition, we have hired purchasing, design, engineering, testing and administrative personnel to support our production efforts. We expect that there will be a significant learning curve associated with our outsourcing of manufacturing to a third party.

    2. Ship 600 to 700 Snowmobiles for the 2003/2004 Season. We plan to produce and ship 600 to 700 snowmobiles during the 2003/2004 season and to commence delivery of our 800 Revolt snowmobiles to dealers in February, 2004. We base this plan on a number of critical expectations, including obtaining quality parts in a timely and cost-effective manner, the successful production of our snowmobiles by our contract assembler, having sufficient financial resources to fund the production of our snowmobiles, timely compliance with applicable regulations, recruiting a number of dealers sufficient to sell the snowmobiles we intend to produce in our first year, generating consumer interest in Redline and our products, obtaining orders for our 800 Revolt for delivery in the current snowmobile season and selling these snowmobiles to purchasers during the current snowmobile season.

    3. Recruit Dealers and Generate Orders. We have used our prototype snowmobiles to create awareness within the snowmobile industry and to finalize the design of our first product. We have also videotaped and displayed these snowmobiles at trade shows and events to generate dealer interest in Redline snowmobiles. We intend to continue our promotional efforts through an aggressive public relations program, attending and displaying our snowmobiles at dealer trade shows, direct mail efforts and direct solicitations of prospective dealers. We have entered into agreements with 49 dealers and we continue to solicit additional dealers. We have continued soliciting dealer orders for the 2005 model year 800 Revolt snowmobile, for delivery in the winter of 2004. Commencement of snowmobile production has resulted in additional snowmobile purchase orders.

    4. Generate Consumer Interest in Our Snowmobile and Develop the Redline Brand. To date, our snowmobiles have appeared in over 100 articles. We believe this publicity is critical to creating awareness of the Redline brand. We intend to continue our public relations efforts to create additional consumer interest and to support our dealers with cooperative advertising dollars. Dealers may use cooperative advertising dollars in targeted advertising and marketing efforts in their geographic territories. In December, 2003 we introduced "The Redline 1st Brigade," which is a consumer incentive program designed to generate deposits for the purchase of snowmobiles from 500 customers. Participants receive a free limited edition Redline snowmobile suit, priority delivery of a Redline snowmobile, lifetime membership in the Redline Owners Club, and participation in the Redline Interactive Think Tank, which is a design and engineering portal that can be used by power sports enthusiasts to communicate with Redline designers and engineers. We also plan to continue to attend trade shows and events targeted to consumers to provide them with opportunities to see, and in some cases ride, our snowmobile. We believe these efforts, as well as mailing information to persons who have inquired about our snowmobiles, will generate the customer awareness we believe is necessary to sell our 800 Revolt snowmobile and other future products, and to develop the Redline brand.

    5. Continue to Design and Engineer New Snowmobile Models. Simultaneous with the assembly of our snowmobiles by Interstate and sales of the 800 Revolt snowmobile, we intend to continue designing and engineering the 800 Revolt and another snowmobile model, the 800 Mountain Revolt. The 800 Mountain Revolt design has a number of specific differences from the 800 Revolt including a longer track, greater width between skis, lower weight and engine adjustments based on altitude. We plan to hire a Director of Engineering to oversee our design and engineering efforts. We will evaluate the opportunity to develop and introduce other products, such as ATVs, upon the successful introduction of the 800 Revolt in the 2003/2004 season.

    6. Obtain Additional Financing. In order to take advantage of the increased production capability of a contract assembler, it is necessary to obtain purchase order financing, to enable us to acquire production materials and build inventory at an increased rate. We currently have available to us, up to $2,000,000 in purchase order financing for the production of our first 600 to 700 snowmobiles. We will require additional purchase order financing in mid-2004 to produce snowmobiles for the 2004/2005 snowmobile season, and have obtained a guaranty for up to $10,000,000 in short-term debt financing. In the event that we are not able to secure purchase order or inventory financing on satisfactory terms, we anticipate that it will be necessary to schedule production at a slower rate, in order to optimize our use of funds. There are inherent risks involved in the manufacturing process that could impact our funding needs. We intend to assess our purchase order financing to determine whether we are working toward our goal of successfully introducing the 2005 model of the 800 Revolt, generating brand awareness and obtaining market share. The successful production and sale of the 800 Revolt in the 2003/2004 season, are critical to our ability to timely introduce future models and products.

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

    - the success of our outsourced assembly relationship (particularly in terms of timing, costs and production problems encountered),

    -   the time and cost involved in outsourcing large-scale assembly,

    -   the availability of parts for the production of our snowmobiles,

    -   continued progress in designing and engineering our products,

    -   the time and cost involved in complying with governmental regulations,

    -   the cost involved in protecting our proprietary technology,

    -   the overall quality, durability and performance of our products,

    -   the amount of our warranty expenses,

    -   the time and cost involved in recruiting and training dealers,

    -   the time and cost involved in establishing market acceptance,

    -   our ability to obtain purchase order financing on reasonable terms,

    - the effectiveness of our marketing and sales activities, including future sales of accessories, clothing and ATVs, and

    -   the status of competitor products.

    As we proceed with our business plan, we may determine that our assumptions were or have been inaccurate or need to change, or that our business plan needs to change to respond to changed assumptions or otherwise. Either of these situations could cause our up to $2,000,000 short-term purchase order financing and our anticipated revenues from snowmobile sales to be insufficient to fund our operations and we could be required to seek additional financing sooner than we currently anticipate. We currently have no committed sources or arrangements with respect to additional financing, other than a commitment by several guarantors to guaranty up to $10,000,000 in purchase order financing. For capital beyond the cash generated from our operations and short-term production financing, we must seek other financing. We may seek additional financing from a number of sources, including possible sales of equity securities or loans from banks or other financial institutions. We may not be able to obtain additional financing from any source or on reasonable terms. If we are unable to obtain additional financing, we may be required to reduce or cease our growth or operations. Further sales of equity securities could result in substantial dilution to our existing shareholders. Any additional debt financing could impose significant financial and operational restrictions on our business operations.

SEASONALITY AND QUARTERLY RESULTS

    Our fiscal year and the model year for the snowmobile industry end on March
31. Our business is affected by the pattern of seasonality common to most manufacturers and other businesses in the snowmobile industry. We expect that our sales will in the future, therefore, tend to be greater from August through February, which are the principal months for snowmobile dealers to take delivery and pay for snowmobiles. We anticipate that quarterly net sales and operating results will continue to be significantly impacted by seasonality patterns and therefore plan to expand to other seasonal products, such as ATVs, if we are successful in manufacturing, marketing and selling the 800 Revolt.

CRITICAL ACCOUNTING POLICIES

    The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, sales promotions and incentives, product warranties and product liability.

    Revenue Recognition: Revenues will be recognized at the time of shipment to the dealer. There have been no product returns, whether in the normal course of business or resulting from repurchases made under the customer financing program. We have agreed to repurchase products repossessed by the finance company up to certain limits. Our financial exposure is limited to the difference between the amount paid to the finance company and the amount received on the resale of the repossessed product. No losses have been incurred under these agreements. We have not historically recorded any sales return allowances because we have not been required to repurchase any units with no current sales. However, an increase in sales could cause this situation to change in the future.

    Sales Promotions and Incentives: When revenues commence, we will generally provide for estimated sales promotion and incentive expenses, which are recognized as a reduction to sales, at the time of sale to the dealer. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates for each product line. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At December 31, 2003, we had not accrued any amounts for sales promotions and incentives, since we have not delivered any products to our dealers as of December 31, 2003.

    Dealer Holdback Programs: Once we deliver products to our dealers, we will provide dealer incentive programs whereby at the time of shipment, we will withhold an amount from the dealer until ultimate retail sale of the product. We will record these amounts as a liability on the balance sheet until they are ultimately paid. Payments are planned to be made to dealers twice each year, in February and August subject to previously established criteria. We have not recorded any accrued liabilities for dealer holdback programs in the balance sheets at December 31, 2003, since we have not delivered any products to our dealers as of December 31, 2003.

    Product Warranties: Our policy will be to provide a limited warranty for a period of one year for our products. Our standard warranties will require us or our dealers to repair or replace defective product during such warranty period at no cost to the consumer. A warranty reserve will be established at the time of sale to the dealer or distributor based on management's best estimate using projected rates and trends until we have historical rates and trends to use. We will record these amounts as a liability in the balance sheet until they are ultimately paid. At December 31, 2003, we had not established an amount for warranty reserve, because we had not sold any products to date.

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

    The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and its President and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

    In October, 2003 the Company implemented Great Plains Accounting, an enterprise accounting software solution, and MAX, an enterprise software solution which is designed to provide an integrated accounting, inventory and production control system. Except as described herein, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2. CHANGES IN SECURITIES.

(a) Not applicable.

(b) Not applicable.

(c) Sales of Unregistered Equity Securities.

    On December 8, 2003, we sold 8,000 shares of common stock to Barretto Pacific Corporation pursuant to a Letter Agreement dated November 14, 2003. The price of a share of our common stock on December 8, 2003 was $3.41. The shares will be cancelled on April 7, 2004 if our agreement with Barretto Pacific Corporation has been terminated on or prior to that date. We issued the shares in partial payment for public relations services pursuant to the Section 4(2) and Section 4(6) exemptions from registration under the Securities Act of 1933, as amended.

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

    The table below sets forth our approximate use of net proceeds from the initial public offering and the exercise of the over-allotment option at December 31, 2003.

                   Net Proceeds

Net Proceeds - Initial Public Offering                         $   8,159,054
Net Proceeds - Over-Allotment Option                           $   1,265,946
                                                               -------------
   Total Net Proceeds                                          $   9,425,000
                                                               =============
             Use of Proceeds at December 31, 2003

Repayment of Debt(1)                                           $   3,860,000
Design & Engineering                                           $   1,166,000
Sales & Marketing                                              $     313,000
Capital Expenditures                                           $     322,000
Purchase of Parts                                              $   1,356,000
General & Admin.                                               $   2,098,000
Working Capital                                                $     310,000
                                                               -------------
   Total Use of Proceeds                                       $   9,425,000
                                                               =============

(1) Includes approximately $464,000 of related party debt and accrued interest paid to officers and directors of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a) Not applicable.

(b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Events During the Quarter Ended December 31, 2003

    On November 26, 2003, we obtained a $2 million inventory financing line of credit from Community National Bank of North Branch, MN, to finance the production of the 800 Revolt snowmobile. Additionally, on November 26, 2003, we entered into a guaranty agreement with Sun Capital, LLC and several individuals who will serve as the guarantors for the $2 million line of credit, and for a subsequent inventory financing line of credit for up to $10 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------                              ------------
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

 10.1         Loan Agreement, dated November 26, 2003, by and between the
              Company and Community National Bank+

 10.2 Promissory Note, dated November 26, 2003, issued in the name of Community National Bank+

 10.3         Security Agreement, dated November 26, 2003, by and between the
              Company and Community National Bank+

 10.4 Agreement to Provide Guaranty, dated December 9, 2003, by and among the Company, Sun Capital, LLC, Derrick J. Bushman, Jerome
              J. Bushman, Steven J. Campbell, Michael J. Hofer, Michael T.
              Montplaisir and Terry J. Welle+

 31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002+

 31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002+

 32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002+

 32.2         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002+

+   Filed herewith.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REDLINE PERFORMANCE PRODUCTS, INC.

                                           By  /s/ Kent H. Harle
                                               --------------------------
                                               Kent H. Harle,
                                               Chief Executive Officer

                                           Date: February 12, 2004