Form 10KSB
period 2004-03-31
REDLINE PERFORMANCE PRODUCTS INC
filed 2004-06-29
CIK 1121131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                        COMMISSION FILE NUMBER 001-31682

                       REDLINE PERFORMANCE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      36-4335356
(State or other jurisdiction of incorporation)       (IRS employer identification no.)

         2510 COMMERCE WAY, VISTA, CA                              92081
   (Address of principal executive offices)                      (Zip Code)

                                 (760) 599-1003
                          (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                           NAME OF EACH EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
                --------------                             ---------------------
         Common Stock, $.01 par value                     American Stock Exchange

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the year ended March 31, 2004: $10,140

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,551,428, based upon the last sales price per share of the registrant's common stock on June 25, 2004, as reported on the American Stock Exchange.

     As of June 25, 2004, 5,661,473 shares of common stock, $0.01 par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on September 10, 2004 to be filed with the Securities and Exchange Commission (the "2004 Proxy Statement") pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format  Yes [ ]     No [X]

                       REDLINE PERFORMANCE PRODUCTS, INC.

                         2004 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Description of Business.....................................    2
Item 2.    Description of Property.....................................   13
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5.    Market for Common Equity, Related Stockholder Matters and
           Purchases of Equity Securities..............................   15
Item 6.    Management's Discussion and Analysis or Plan of Operation...   16
Item 7.    Financial Statements........................................   25
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   25
Item 8A.   Controls and Procedures.....................................   25

                                  PART III
Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.........................................................   25
Item 10.   Executive Compensation......................................   25
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   25
Item 12.   Certain Relationships and Related Transactions..............   26
Item 13.   Exhibits and Reports on Form 8-K............................   26
Item 14.   Principal Accountant Fees and Services......................   26
           Signatures..................................................   27
           Financial Statements........................................   28
           Exhibits....................................................   56

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Redline Performance Products, Inc. (the "Company," "Redline," "we," "us" or similar terms) designs, engineers, and markets unique products for the powersports industry under the Redline brand name. Our first product, the 800 Revolt(R) snowmobile, has been designed for high performance trail riding. We sell our snowmobiles through independent dealers located throughout the Snowbelt region of the United States and Canada. As of the date of this Report, we have delivered 53 snowmobiles to dealers, one of which was sold during the year ended March 31, 2004. Consistent with our current operating plan, nearly every one of our approximately 50 dealers has received one 800 Revolt snowmobile for display. We also intend to market and sell a limited line of Redline branded apparel and Redline branded accessories. Consistent with our ongoing plan to diversify our product offering, we have also begun preliminary development of an All-Terrain Vehicle (ATV).

     We are a development stage company. Redline was organized in December 1999 under the laws of the State of Minnesota. Since our inception, we have enhanced our technology, designed and engineered our initial snowmobile model, built prototype models, marketed our snowmobiles, developed the Redline brand, engaged third parties to assemble our snowmobiles and our engines, commenced production, sold snowmobiles and raised capital to fund these activities. We intend to identify new product opportunities and niche markets within the powersports marketplace. We market our snowmobiles to snowmobile enthusiasts who we believe are willing to pay a higher price for proprietary suspension technology, attractive styling and a distinctive brand. We have focused our sales and marketing efforts on supporting our dealers, building brand awareness and identifying strategic marketing opportunities. As of March 31, 2004, we generated revenues of approximately $10,000 from the sale of our 800 Revolt snowmobiles to Redline dealers. As of the date of this Report, our cumulative revenues for snowmobile sales total approximately $530,000.

THE SNOWMOBILE MARKET AND MARKET SEGMENTS

     The International Snowmobile Manufacturers Association ("ISMA") estimated sales of snowmobiles in North America for the 2004 model year to be approximately $1.1 billion. According to Power Products Marketing, an independent market research firm, four companies dominate this market, producing nearly all of the snowmobiles sold during the 2003-2004 winter season. They are:
Artic Cat, Inc., headquartered in Thief River Falls, Minnesota; Bombardier Recreational Products, Inc., headquartered in Valcourt, Quebec; Polaris Industries, Inc., headquartered in Medina, Minnesota; and Yamaha Motor Corporation, headquartered in Cypress, California. According to the ISMA, in 2003 there were 186,627 snowmobiles sold worldwide, of which 114,927 were sold in the U.S. and 50,209 were sold in Canada. Also according to the ISMA, there are approximately 1.66 million registered snowmobiles in the U.S. and 729,269 registered snowmobiles in Canada, and the number of licensed snowmobile dealers in the U.S. is 1560, and in Canada is 1060.

     Power Products Marketing divides the snowmobile market into ten segments. Based on information obtained from Power Products Marketing, the "high performance," "muscle" and "mountain" segments of the North American snowmobile market accounted for 58% of unit sales of new snowmobiles during the 2003-2004 season.

BUSINESS STRATEGY

     Our goal is to become a leader in the design, engineering and marketing of a brand of premium powersport products. Key elements of our business strategy include the following:

     Focus Initially on the Snowmobile Market. We believe that the successful introduction of our initial snowmobile model into the snowmobile market will enhance our ability to successfully introduce other products such as ATVs. We believe we can compete in the snowmobile market because we intend to:

     - Differentiate our Snowmobiles Based on Technology. We apply technologies that we believe have been used to significantly advance other powersport products such as ATVs, motorcycles, race cars and trucks, but which have not been used extensively in snowmobiles. Additionally, our proprietary technology includes our patented rear suspension and patent-pending drivetrain system.

     - Target Consumers in the Largest and, We Believe, the Most Profitable Segments of the Snowmobile Market. We intend to target three growing segments of the snowmobile market: "high performance trail," "muscle" and "mountain."

     Outsource Production of Our Snowmobiles and Engines. We have engaged Interstate Companies, Inc., based in Bloomington, Minnesota ("Interstate") to assemble and ship our 800 Revolt snowmobiles. We have also engaged McLaren Performance Technologies, Inc. ("McLaren"), based in Detroit, Michigan, to perform final assembly and testing of the 800cc twin engine that powers our 800 Revolt snowmobile. Outsourcing the assembly of the 800 Revolt and its engine is a key component of our business strategy. Interstate and McLaren have extensive manufacturing and large-scale production experience which we intend to leverage to produce premium snowmobiles.

     Make Redline an Attractive Brand to Snowmobile Dealers. We believe that snowmobile dealers compete heavily with dealers selling the same brand of snowmobiles within a limited geographic area. In addition, we believe that other snowmobile manufacturers impose inventory requirements on dealers that often exceed consumer demand, which may result in smaller profit margins for dealers as a result of discounting efforts to reduce inventory. We intend to utilize several techniques to reduce the effect of the geographic pressures, including:

     - Limit the Number of Redline Dealers. We believe that by engaging a limited number of successful dealers and providing these dealers with larger territories reduces same brand competition. Reducing same brand competition limits the dealer's need to compete on price and results in dealer margins that are higher than typical margins realized within the snowmobile industry today.

     - Limit Snowmobile Production. We intend to annually produce a number of units that will be substantially less than the number of units sold by each of the four largest snowmobile manufacturers. We intend to produce our snowmobiles based on existing demand, rather than based on projected demand. We believe this will create a situation where demand for our snowmobiles will exceed supply and create a pull through rather than push through sales environment.

     Develop the "Redline(TM)" Brand. We believe that it is important to continue to develop the "Redline" brand into a name which is synonymous with premium products. We intend to develop our brand utilizing the following strategies:

     - Promote Our Snowmobiles as Unique. We intend to continue to distinguish our snowmobiles from those of other manufacturers based on technology, styling and brand. We intend to continue communicating this message through our marketing and promotional efforts. These efforts will include continued participation in trade shows and snowmobile expositions as well as publicity in industry and other media.

     - Expand and Diversify the Redline Product Mix. We intend to expand our snowmobile line by increasing the number and types of models, and diversify our product mix by designing, marketing and selling other products such as ATVs as well as items of Redline branded apparel and accessories. We believe expanding our product mix will provide larger and more consistent revenues, reduce the seasonality of our revenues, meet the anticipated demand for additional products from our dealers and transition Redline from a one-product company to a company with a broad mix of products.

PRODUCTS

     800 Revolt Snowmobile. We market and sell one snowmobile model, the 800 Revolt, a high performance trail snowmobile. We intend to continue to sell the 800 Revolt in the 2004/2005 season (2005 Model Year). The 800 Revolt is powered by an 800cc two-cycle engine, which is generally considered within the snowmobile industry to be a high powered engine.

     We distinguish our snowmobiles from those of other manufacturers based on technologies used in other types of recreational vehicles but which have not yet been used extensively in snowmobiles, as well as our distinctive appearance, styling and brand. We have obtained patents in the United States and Canada relating to our suspension technology and have applied for a patent on our drivetrain technology. We believe that the appearance and styling of our snowmobiles, based on our suspension, tubular chassis, and rear exhaust technology, as well as the Redline brand, are more appealing to customers than the appearance, styling and brands of other manufacturers. We believe that our snowmobiles provide better handling, a smoother ride, and greater durability than the snowmobiles of other manufacturers because of our:

     - patented rear suspension system,

     - patent-pending clutch isolation drivetrain system, and

     - tubular chromoly chassis.

     Future Snowmobile Models. We intend to continue to improve the 800 Revolt through engineering and production changes for the 2005-2006 season. In the future, we intend to market and sell additional snowmobile models. We intend to become active in the development of additional models which will include snowmobiles that will incorporate cleaner burning engine technologies, and specific features to accommodate various riding styles across a wide variety of geographic areas. Our long-term goal is to produce a family of Redline snowmobiles designed for consumers in the "high performance," "muscle" and "mountain" segments of the snowmobile market. Our future models will likely differ from the 800 Revolt based on features such as track length, distance between skis, weight, engine size and engine type.

     Parts and Accessories. We supply our dealers with a variety of replacement parts for our snowmobiles. Replacement parts will be the same parts used in the production of our snowmobiles, including replacement body parts, chassis and engine components. In the future we intend to also sell a wide range of accessories such as specialty racks, travel bags, snowmobile covers and graphics packages. We intend to obtain and private label accessories from suppliers to the snowmobile industry. We have not entered into any binding agreements or understandings with the suppliers of our parts and accessories.

     Apparel. We currently offer a limited line of Redline branded apparel that complements the style and quality of our snowmobiles, that we purchase from a wholesaler located in California. We also offer a high end Redline designed and branded snowmobile suit for consumers who purchase a Redline snowmobile through our retail incentive program. We do not currently consider sales of apparel to be a significant source of revenue. We intend to offer a greater variety of styles and sizes of snowmobile apparel for adults and children such as snowsuits, jackets, pants, protective gear and gloves. We intend to create an awareness of the "Redline" brand among the non-snowmobiling public and provide a wide range of products for enthusiasts by licensing our logo and trademarks. We believe branded apparel with our trademark and logo will also help promote our brand and our vehicles. We intend to design our line of apparel, like our snowmobiles, to emphasize high quality, identify our brand based on performance, style and innovation and utilize technologically advanced materials designed to provide comfort and warmth to powersport enthusiasts.

     All-Terrain Vehicle (ATV). We have begun development of an ATV product and have a working prototype of this vehicle. The ATV will require significant additional design, engineering and testing. We have not yet determined a date when we will introduce the ATV.

     Future Products. In the future, to diminish the seasonality of snowmobile sales and to leverage dealers with products appropriate for year-round sales, we intend to develop and sell other vehicles. We also may pursue opportunities to market products of other manufacturers under our label and sell them through our current and future dealer network.

MANUFACTURING AND ASSEMBLY

     Strategy. For the foreseeable future, we plan to continue to outsource the final assembly of our products to contract manufacturers. We expect that limiting our production activities will allow us to more effectively transition from the design and engineering phase to the production phase for each of our products. We also expect that limiting our in-house production activities and capital expenditures will enable us to get new products through design, testing and ultimately to market in a shorter period of time than we have experienced in the past. We believe that outsourcing of the majority of part manufacturing and of final assembly will minimize our capital expenditures and significantly reduce the likelihood that we will have to purchase production facilities, or to expand our existing production facilities. It will also minimize the number of manufacturing employees we must hire.

     Supply Chain. During the year ended March 31, 2004, we identified and developed a supply chain for the 800 Revolt. This supply chain includes suppliers from around the world, but will ultimately have a large concentration located in the Midwest U.S. We expect that this concentration will reduce shipping costs to our production facility located in West Fargo, North Dakota. We believe that this will also be more efficient for the Company because a supply chain serving the snowmobile and ATV industries already exists in this region.

     We rely on outside suppliers for nearly all of the parts and systems that comprise our snowmobiles. Reliance on outside suppliers involves risks including limited control over the price, timely delivery, reliability and quality of parts. We have not entered into supply agreements with any of our suppliers to ensure continued supply of parts. We are not current in making payments to a substantial majority of our suppliers. We could experience significant delays, price increases and reductions in quality if our suppliers are unwilling or unable to supply acceptable parts or if we change, or are required to change, suppliers of these parts. Our ability to continue obtaining parts from suppliers will depend, in part, upon our ability to enter into agreements with substantially all of our suppliers in which they agree to continue to provide parts while deferring the payment of amounts owed to them, or to enter into other acceptable arrangements. If we are unable to enter into deferral or other agreements with our suppliers, or to identify and engage replacement suppliers, we could experience production delays, price increases and a reduction in the quality of parts.

     Outsource Large-Scale Snowmobile Production. In September 2003, we entered into a contract assembly agreement with Interstate Companies, Inc., based in Bloomington, Minnesota ("Interstate"), to assemble and ship the 800 Revolt snowmobile. Assembly of the 800 Revolt snowmobile takes place at Interstate's ISO 9001:2000 certified Power Products & Services center ("IPPS"), which is located in West Fargo, North Dakota. IPPS is a leader in supplying "Just In Time" parts, kits and assemblies to OEMs throughout the United States and Canada. The contract term is through April 30, 2006 and may be extended by agreement of both parties. IPPS has developed and practices some of the highest quality standards in the industry. The West Fargo location offers significant logistical benefits for the assembly of the 800 Revolt, as we will be able to utilize an existing supply chain that currently serves the snowmobile and ATV industries throughout the Midwestern United States. Interstate has assembled 53 of our snowmobiles.

     Outsource Engine Final Assembly and Testing. In November 2003, we engaged McLaren Performance Technologies, Inc. ("McLaren") to perform final assembly and testing of the 800cc twin engine that powers Redline's 800 Revolt snowmobile. McLaren is an engineering firm that provides a variety of services to the automotive OEM and Tier 1 supply base. In particular, McLaren is well known for its engineering analysis capability with respect to engines. As of June 1, 2004, McLaren had assembled and tested over 100 of our 800cc twin engines.

     Production Scheduling. We schedule production of our snowmobiles over a relatively short period of time. We monitor retail sales activity at the dealer level and incorporate this information into production scheduling. Subject to obtaining sufficient capital, we expect that production and delivery of snowmobiles will begin again in the Fall of 2004. Typically, orders for snowmobiles are placed by dealers in the spring and units are built based on dealer orders. Non-refundable deposits made by consumers to dealers at the time of order assist in production planning. The budgeted volume of units to be produced each year is, in large part, committed to by dealers prior to commencement of production. Typically, delivery of snowmobiles to consumers begins in late summer and continues into the winter season.

SALES AND DISTRIBUTION

     Strategy. We sell our snowmobiles through independent dealers located in the Snowbelt region of the United States and Canada. After we have successfully sold our snowmobiles in North America, we may expand our sales to Europe and other areas of the world through distributors and dealers. We intend to sell our future products, such as ATVs, through our existing dealers and through additional dealers throughout the United States.

     We have agreements with 51 dealers, and continue to solicit additional dealers. Our agreements with dealers renew annually on April 30th upon agreement by both parties. Dealer agreements also include a minimum dealer order requirement that varies based on geographic location and the size of the market territory. Dealers must service units sold in their territory and maintain satisfactory service performance levels in order to remain a Redline dealer. Dealers must also carry parts and accessories for Redline snowmobiles. As is standard in the industry, most of our dealers will not limit their sales to Redline products. Our dealers will also sell products of other manufacturers including snowmobiles, ATVs, motorcycles, personal watercraft and lawn and garden equipment. We intend to actively solicit additional dealers for the 2005/2006 season.

     Suggested Retail Pricing. We have established the manufacturer's suggested retail price, for our snowmobiles with the intention of providing dealers with the opportunity to realize margins on products that are higher than margins of dealers selling competing snowmobiles.

     Customer Orders. Within the snowmobile industry, manufacturers typically solicit orders from dealers in March and April. At that time, dealers place unit orders for shipment in the following fall and winter season. As of March 31, 2004, the Company had a total of 404 purchase orders for its 2005 model 800 Revolt. To date, the Company has shipped 53 units and has remaining orders for approximately 340 snowmobiles.

     Floor Plan Financing. For the foreseeable future, we do not intend to directly provide our dealers with financing to purchase our snowmobiles. To assist our dealers with financing, we have entered into an agreement with GE Commercial Distribution Finance ("GE"). GE has experience providing financial programs and services to dealers in the snowmobile industry. Under the agreement, GE pays us in full within a few days of shipping a snowmobile from our assembly partner to the dealer. Financing is done at GE's discretion based on the financial position of each dealer. We pay the interest on the principal amount financed by our dealers through November 2004. We expect that most of our dealers will meet GE's credit requirements. Under the terms of the agreement, we are obligated to repurchase unsold product from dealers that default on their obligations to GE. We expect that this dealer financing relationship will provide us with necessary working capital. The agreement may be terminated by either party upon 30 days notice and immediately by GE upon our default.

     Area Service Managers. In the future, consistent with our goal of providing a high level of customer service, we intend to utilize Area Service Managers ("ASMs") to provide customer service to our dealers and customers. We intend our ASMs to provide these services directly to our customers through our dealers. We expect that our ASMs will provide all of the warranty approvals for their area and will be available to assist the dealers if problems arise.

MARKETING

     Marketing Strategy. The primary goals of our marketing efforts are to promote sales of our products and to develop Redline into a premium brand recognized for quality and innovation. We focus our sales and marketing efforts on recruiting and supporting dealers, building brand awareness and identifying strategic marketing opportunities. We plan to participate in various consumer and dealer trade shows and to undertake marketing and promotional efforts to create demand for our snowmobiles and continue developing our brand. During the year ended March 31, 2004, we spent approximately $150,000 on marketing activities.

     Dealer Marketing. To recruit and maintain dealers, we select dealers that meet our criteria of successful sales and service and whom we consider to have an excellent reputation within the industry, provide each dealer with a geographic territory that is larger than the area typically provided by other snowmobile manufacturers to reduce same-brand competition between our dealers, and suggest retail prices that should provide dealers with greater per-unit margins than other brands of snowmobiles. During the year ended March 31, 2004, we sent direct mail pieces to potential dealers, had significant contact with our current and potential dealers, began compiling marketing support materials (equipment test results, testimonials and similar materials for use in connection with our marketing efforts), developed extensive dealer databases, and completed a promotional video for dealers covering Redline technology.

     We have allocated a portion of our marketing budget to fund cooperative sales and promotion programs with Redline dealers. We intend to work closely with our dealers who know their customers and understand best how to reach them and influence their buying decisions. We intend to promote our snowmobiles and support our dealers in local dealer trade shows, which occur throughout the year. To generate snowmobile sales, we provide our dealers with cooperative marketing dollars for advertising and promotion within the dealer's market area. In addition we will require each dealer to maintain at least one demonstration snowmobile and make the snowmobile available for consumers to test ride throughout the entire season to generate spring orders and promote year-round sales.

     Consumer Marketing. We market our snowmobiles primarily to purchasers in three segments of the snowmobile market, "high performance trail," "muscle" and "mountain" (as categorized by Power Products Marketing). According to Power Products Marketing, high performance snowmobiles are designed for trail riding and emphasize handling and comfort. Snowmobiles in the muscle segment are designed for racing and emphasize speed and power. Mountain snowmobiles are designed for mountain riding and emphasize power and balance. Within these segments we intend to sell snowmobiles to a limited number of snowmobile enthusiasts who are willing to pay a higher price for enhanced performance, attractive styling and a distinctive brand.

     We have begun marketing our snowmobiles to purchasers of premium snowmobiles powered by 700cc engines or greater. Our targeted customer is a snowmobile enthusiast who prefers superior style, design and performance and is willing to pay higher prices for these characteristics. This customer is generally willing to purchase after-market accessories to further enhance performance. The target attributes of our brand are "progressive engineering," "durability," "innovation," "precision" and "aggressive attitude." We are continuing to direct our marketing communications to snowmobile enthusiasts who we believe will embrace our brand identity. We expect our marketing efforts to include annual participation in up to ten consumer trade shows throughout the United States and Canada and up to 15 outdoor events such as the Snowmobile Expo at West Yellowstone, in Montana, continued publicity and editorial efforts through industry publications, direct mail solicitation of potential dealers and customers, and promotional give-aways such as apparel and snowmobiles.

     Our web site is www.1redline.com. The information included on our web site is not incorporated into this Report by reference. The primary purpose of our website is to provide information to the general public about our current and future products and to assist consumers in locating a Redline dealer in their geographic area. We have also developed a consumer specific website www.redlineownersclub.com. In an effort to build community among our consumers we will provide each owner with their own direct response code allowing interactive participation with Redline designers and engineers through a dedicated portion of the Redline Owners Club or "R.O.C." website.

     Pricing. Our pricing strategy is to market and sell snowmobiles to snowmobile enthusiasts willing to pay a premium price for proprietary suspension technology, attractive styling and a distinctive brand. Our initial snowmobile model has a suggested retail price of $12,000. The retail price of our snowmobiles compares to an average price of approximately $9,200 for other snowmobiles in the same engine category.

     Retail Incentive Programs. As is standard practice within the snowmobile industry, we will continue to develop dealer and consumer retail incentive programs. These programs are designed to drive consumer traffic to authorized Redline dealers to take advantage of Spring and Fall consumer sales programs. Dealer and manufacturer inventory levels will drive these programs.

     Strategic Initiatives. We intend to develop strategic relationships with other businesses to maximize brand exposure. By doing so, we believe we can more efficiently utilize our marketing budget by utilizing these strategic partners' marketing funds to promote our brand while we focus the majority of our efforts and marketing budget on other marketing programs. By leveraging the existing marketing budgets of these businesses, we believe we can generate valuable branding and exposure with maximum reach for minimal cost.

     Publicity. We believe that significant interest in our Company and our snowmobiles has already been established despite our limited resources.

     Our marketing efforts to date have resulted in the following media coverage at little cost to us:

     - Popular Mechanics awarded Redline with their "Design and Engineering Award,"

     - Popular Science named the Redline Revolution design one of the "Best 100 New Products,"

     - Redline's 800 Revolt was one of the products recognized in Men's Journal's 95 "Perfect Things,"

     - Our snowmobiles have been featured in over 150 articles appearing in not only industry but also mainstream media publications, such as American Health & Fitness, American Snowmobiler, Esquire Sport, FHM, Maxim, Playboy(German), SnowTech, Stuff, STUN!, Vogue Hommes International, Women's Sports Illustrated and others,

     - Our snowmobiles have appeared on several television programs and networks (including NBC's Today Show, NBC Gravity Games, Ally McBeal, Discovery TV Canada, Fine Living Network's I-Design, ESPN, High Tech Toys and Speedvision), and

     - Electronic Arts video game Sledstorm (released in April 2002) prominently features animated versions of the proposed Redline line-up of snowmobiles.

ENGINEERING, PRODUCT DEVELOPMENT AND TESTING

     During the fiscal years ended March 31, 2003 and March 31, 2004, we spent approximately $534,000 and $1,988,000 on product development and engineering. During fiscal year 2005, we anticipate spending approximately $1,000,000 on research and development. We included these amounts as a component of operating expenses in the period incurred. We currently conduct our design and engineering efforts at our facility in Vista, California. At this facility we design and develop our prototype snowmobiles and many of the component parts and subassemblies used in our snowmobile. We currently have two employees engaged in design and engineering and we have engaged one consultant engineer who is not an employee to assist us in our design and engineering efforts. In the near term we expect to hire additional employees with design and engineering expertise. We also expect to continue to engage our consultant and we may engage additional consultants to assist us in engineering and design efforts in specific areas in which our employees do not have significant experience. These areas include engine/drive train development, structural analysis, body styling and body part tooling development.

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

     Upon delivery we perform varied testing on parts and subassemblies based on the importance and risk of failure. With the assistance of McLaren, we start and test all engines on a dynamometer to confirm that minimum horsepower requirements are met and to identify potential defects. A dynamometer is a device used to test the horsepower and torque of an engine and also provides data such as air flow and fuel consumption. In addition, our vendors test and apply new technologies and materials to the design and production of component parts and subassemblies used in our snowmobiles. We test finished snowmobiles in conditions and locations similar to those in which we anticipate they will be used. This includes testing across a wide variety of temperatures and elevations as well as numerous trail conditions. We periodically use the services of independent professional snowmobile racers to test our snowmobiles as part of our testing program.

TECHNOLOGY

     Our snowmobile, the 800 Revolt, incorporates patented and patent-pending Redline technology, which includes the following:

     T-15 Rear Suspension System. A suspension system on a snowmobile is intended to provide support to the rider and absorb the force caused by traveling over terrain to provide a smoother ride. Other snowmobile manufacturers have continued to improve traditional snowmobile rear suspension technology but, we believe, have failed to embrace the suspension innovations developed by producers of other recreational vehicles. Our patented T-15 suspension system reduces the possibility that the weight of the rider and the force caused by aggressive riding will cause the snowmobile to fully compress the suspension or "bottom out," which we believe results in a smoother ride. Our suspension system consists primarily of two metal arms contained within the track and a shock absorber which is protected under the hood. The T-15 rear suspension allows for 15 inches of true vertical travel. The suspension system provides track movement of 10 inches "upward" and 5 inches "downward" from the standard riding position, while, to our knowledge, the snowmobiles of the four major manufacturers typically have minimal downward movement. Track movement is the vertical distance the track moves in an up and down motion. Snowmobile suspension systems of other manufacturers are typically mounted to a piece of sheet metal which supports the seat, known as the "tunnel" which may not be as durable over time.

     Rear Exhaust. Currently, snowmobile exhaust systems are typically contained under the hood and expel exhaust beneath the engine and in front of the rider. This configuration requires a large hood, which we believe contributes to the similarity in appearance of snowmobiles currently being sold by our competitors. Our exhaust system is designed to expel fumes from the rear of the snowmobile, behind the rider. We believe this will enhance our ability to incorporate advances in styling because the expansion chambers of the two-cycle exhaust system will not be confined in the engine compartment under the hood. We believe we are one of the first snowmobile manufacturers to develop a rear exhaust system for a snowmobile.

     Drivetrain. A snowmobile drivetrain system is intended to transfer power generated by the engine to turn the snowmobile track. The drivetrain system typically includes a gear reduction transmission and a set of two clutches connected by a belt. The drivetrain systems of snowmobiles currently manufactured by our competitors typically have one clutch connected directly to the engine without any buffer. We believe our drivetrain system will transfer power more efficiently and will maintain belt alignment better than other snowmobiles, both of which should result in more responsive acceleration and less maintenance. In our patent-pending clutch isolation system (CIS), we mount both clutches directly to the chassis and couple the primary clutch to the engine via a rubber dampener. By separating the clutch from the engine with a rubber coupler, we attempt to reduce the vibration transferred from the engine to the chassis and the rider. We believe that mounting the clutch directly to the chassis will also better maintain the alignment of the primary and secondary clutches. Maintaining proper clutch alignment historically has presented a challenge in snowmobile maintenance. Poorly aligned clutches may cause excessive belt wear, heat generation and loss of power.

     Chassis. The chassis is the frame of the snowmobile. We believe we utilize the only production tubular snowmobile chassis in the snowmobile industry. A tubular chassis is made of tubular steel which is cut and welded into the proper position. Our snowmobile designs currently call for 4130 grade chromoly tubing rather than aluminum sheet metal. The 4130 grade chromoly is a high steel alloy developed for the aerospace industry. The strength of the chromoly allows us to use thin tubes which results in a stronger, more durable chassis which we believe is more desirable for the segments of the snowmobile market we target. The 800 Revolt's chassis is computer designed and modeled for strength without excess weight. The design calls for all frame tubes for the 800 Revolt to be Computer Numeric Control (CNC) bent. CNC machining, welding and bending equipment is programmed and controlled by computer systems to increase the speed and accuracy of the manufacturing process.

     Engines. Our first snowmobile model, the 800 Revolt, utilizes, and some of our proposed future models will likely utilize, standard two-cycle engines which are commonly used in the snowmobile industry. In 1999, we retained an independent engine development firm to design and engineer a two-cycle engine for use in our snowmobiles. We have acquired the engine and related technology under our agreement with the engine development firm. We remain obligated to pay the firm an engine fee for each snowmobile we sell which incorporates the engine developed for us by the engine development firm. The engine fee ranges from $100 to $200 per unit. We are not required to pay an engine fee on snowmobiles using other engines. Our obligation to pay engine fees expires when, and if, we have paid the firm $275,000 in aggregate engine fees.

INTELLECTUAL PROPERTY

     The development, utilization and protection of technology is an important component of our overall operating strategy. We intend to protect our technology and information with patents, trademarks and nondisclosure agreements.

     Patents. We have obtained two patents in the United States and one patent in Canada covering our snowmobile-related technology. On July 24, 2001, the United States Patent and Trademark Office (USPTO) issued United States Patent No. 6,263,991, our first United States patent, which covers portions of the Redline T-15 rear suspension system. On July 22, 2003, the USPTO issued United States Patent No. 6,595,309, our second patent, which also covers our snowmobile rear suspension. The second patent covers additional items related to our T-15 rear suspension that were not covered in our previous patent. We have also received Patent No. 2,300,342 in Canada, which also relates to our T-15 rear suspension and covers substantially all of the elements embodied in our first U.S. patent. Additionally, we have filed two patent applications in the United States that relate to our drive train system and our rear suspension system, and one patent application in Canada that relates to our rear exhaust system.

     Trademarks. We use, or intend to use, and claim rights to various trade names and trademarks to identify our products. We have obtained registered marks in the United States for: "CIS(R)" (clutch isolation system,) "Redline Snowmobiles(R)," "Revolt(R)," "Rebellion(R)," "T-15(R)," and the R design and stylized logo. In Canada, we have obtained registered marks for "Revolt," and the R design and stylized logo. We have also applied for trademark protection in the United States and Canada for the trademarks "Independence(TM),"Redline(TM)," and "954 Revolution(TM)." We may also use our marks to identify our snowmobiles and other vehicles such as ATVs and various other products which we may develop and introduce.

     Other Protection. We intend to protect our intellectual property to the extent such protection is warranted. In addition to obtaining patent and trademark rights, we intend to protect our confidential information as trade secrets. We intend to take steps to protect our confidential information by requiring certain employees and third parties engaged by us to enter into confidentiality or similar agreements. We have entered into confidentiality agreements with our employees and consultants.

COMPETITION

     The market for snowmobiles is highly competitive. Within the snowmobile industry, we compete with Polaris, Ski-Doo, Arctic Cat and Yamaha. These four manufacturers currently dominate the snowmobile market. These manufacturers have long histories and significant experience within the snowmobile industry. Each of these companies has substantially greater resources and capabilities than us. The four primary manufacturers enjoy:

     - significant market share,

     - established design, engineering and manufacturing expertise and capabilities,

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

PRODUCT SAFETY AND REGULATION

     Both federal and state authorities have environmental control requirements relating to air, water and noise pollution that will affect our manufacturing operations and our products. We take steps to ensure that our facilities comply with applicable environmental regulations and standards. Certain materials used in snowmobile manufacturing that are toxic, flammable, corrosive or reactive are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the EPA and various state pollution control agencies, which require reports and inspection of facilities to monitor compliance. Our cost of compliance with environmental regulations is not expected to be material. Our manufacturing facilities are also subject to the regulations promulgated, and may be inspected, by the U.S. Occupational Safety and Health Administration.

     Emissions. Although the snowmobile industry is not directly regulated by any federal or state legislation, the United States Environmental Protection Agency has issued regulations which provide stringent emissions standards for two-cycle and four-cycle engines. These regulations will require manufacturers to significantly reduce harmful emissions beginning in the 2005/2006 model year, subject to certain volume requirements. These regulations contemplate that the future of snowmobile engine technology will focus on four-cycle engines as well as direct injection two-cycle engine technology. We intend to use both standard two-cycle and four-cycle engines in our snowmobiles. With limited exceptions, all new snowmobiles must meet the emissions requirements by 2012. In addition, the EPA has issued new rules to control evaporative emissions from fuel systems which are released into the atmosphere through fuel tanks and hoses. Manufacturers must comply with these rules beginning in 2008, however, compliance may be delayed based on volume requirements.

     Most of the snowmobiles sold during the 2003/2004 model year utilized standard two-cycle engines due to the relative low cost, and the ease of repair and maintenance. The major drawbacks of traditional two-cycle engines are the high levels of emissions and noise they produce. More stringent governmental regulations limiting emissions will likely require snowmobile manufacturers, including us, to utilize direct injection two-cycle engines or four-cycle engines rather than the standard two-cycle engines commonly used today. In standard two-cycle engines, when the piston goes down to draw in air and fuel into the cylinder, the exhaust port is partly open, allowing noise and raw fuel to escape into the air. In direct injected two-cycle engines, fuel is injected directly into the cylinder after both the exhaust port and intake port have closed. In four-cycle engines, the intake and exhaust valves are never open at the same time. This significantly reduces noise and emissions. However, the four-cycle engine produces less power than two-cycle engines which is of greater concern to our target market. Direct injected two-cycle engines and four-cycle engines produce fewer emissions and hydrocarbons than standard two-cycle engines.

     In November 2002, the National Park Service adopted rules imposing daily limits on snowmobiles in Yellowstone and Grand Teton National Parks. These rules went into effect in March 2003. In addition, all rented snowmobiles used in these parks were required to use four-cycle engines. Beginning in 2004, traditional two-cycle snowmobiles that are privately-owned will be banned in these two parks. On June 3, 2004, the Circuit Court of Appeals issued a decision supporting the published EPA snowmobile emission rules, which was challenged by the Bluewater Network, in Bluewater Network v. EPA. The decision upheld the original emission standards set in November of 2002. The ISMA worked with the EPA in the development of reasonable and technically feasible emission standards. Phase I was developed for the 2006 model year, Phase II was developed for the 2010 model year, and Phase III was developed for the 2012 model year. Even in light of this recent ruling, numerous organizations are actively working to ban the use of snowmobiles, boats, personal watercraft and ATVs from the National Parks, Forest Service land, Bureau of Land Management land and state parks and lakes.

     Product Safety. Various states and other governmental agencies have promulgated safety regulations regarding the use of snowmobiles. We believe that the adoption of any pending laws or regulations would not negatively effect our products to any greater degree than the products of our competitors. There are several safety-related associations within the snowmobile industry. The ISMA is a trade association formed to promote safety in the manufacture and use of snowmobiles. The ISMA members are also members of the Snowmobile Safety and Certification Committee ("SSCC") which promulgated safety standards for snowmobiles based on standards provided by the Society of Automotive Engineers.

     The SSCC standards, which require testing and evaluation by an independent testing laboratory of each model produced by participating snowmobile manufacturers, have been adopted by the Canadian Department of Transport as well as many states. Following the development of the SSCC standards, the United States Consumer Product Safety Commission declined to develop a mandatory federal safety standard for snowmobiles in light of the high degree of adherence to the SSCC standards in the United States. In the United States, the need to comply with SSCC standards varies from state to state. A large number of states require snowmobiles sold in their states to comply with all or some of the SSCC standards. Several states do not require compliance with SSCC standards, but require compliance with other safety requirements. We believe that all of our snowmobiles will comply with the SSCC standards. Our design and engineering efforts could result in changes to certain parts or systems of our snowmobiles. We have not tested our redesigned exhaust system to ensure compliance with SSCC standards. If we modify any parts or systems that require compliance with SSCC or other safety standards, we must submit them for re-testing to ensure compliance with applicable requirements. If any parts or systems of our snowmobiles do not comply with SSCC standards, we will not be able to sell our snowmobiles in Canada or in a number of states in the U.S.

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

PRODUCT WARRANTY

     We provide a standard limited warranty on snowmobile parts and materials for one year. Although we employ quality control procedures, a product is sometimes distributed which needs repair or replacement. Our warranty requires us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We intend to utilize our dealers to complete any repair work and to administer any product recalls. Our warranty labor allowances will reflect the reasonable time necessary to perform repairs.

PERSONNEL

     As of March 31, 2004, our personnel consisted of 25 full-time employees and one part-time employee, ten in management and administration, eleven in operations and five in design and engineering. We also utilize the services of several independent contractors. Subsequent to March 31, 2004, we instituted certain cost saving measures that included a reduction in personnel. Currently, we have 20 employees. To continue our development and operational efforts, we must make an investment into a high quality workforce. We believe that our current and near-term personnel needs will be met with minimal difficulty. During the year ending March 31, 2005, we believe that the number of persons we will need will change only slightly. The majority of our anticipated personnel growth will come from highly skilled engineering and operations personnel who may be more difficult to hire. We consider our relations with our personnel to be good. None of our employees are represented by a union.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal offices are located at 2510 Commerce Way in Vista, California, which is approximately 30 miles north of San Diego. This facility consists of approximately 26,960 total square feet and is used for corporate offices, engine manufacturing, shipping and receiving, and parts assembly and storage. Approximately 23,500 square feet are for manufacturing and assembly and 3,500 square feet are for office space. Monthly rent for the facility is $15,500, subject to periodic increases based on the consumer price index. The effective monthly rent is approximately $14,000 over the term of the lease after giving effect to rent reductions which equate to six months of rent. The lease term is five years and expires in August 2005. This lease is guaranteed by two of our executive officers, Kent Harle and Chris Rodewald. We may not continue to utilize the facility in Vista, California and we are considering a number of alternatives for this facility. We intend to lease a facility in West Fargo, North Dakota near the production facility of our contract assembler if and when we increase the number of our personnel required to be located near the production facility. We have not entered into any lease for premises in North Dakota.

     We also maintain a business office at 1120 Wayzata Boulevard East, Suite 200, in Wayzata, Minnesota, which is approximately 10 miles west of Minneapolis. Our space at this facility is subleased and consists of approximately 500 square feet of office space. Monthly rent for the facility is approximately $600. The sublease is month to month. We believe that our facilities in Minnesota are adequate for the Company's current plans.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

EXECUTIVE OFFICERS

     Set forth below are the names of the executive officers of the Company as of the date of this Report, their ages, titles, the year first appointed as an executive officer of the Company, and employment for the past five years:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Mark A. Payne.........................  44    Chief Executive Officer, President and
                                              Chief Financial Officer
Kent H. Harle.........................  37    Executive Vice President, Product
                                              Development
Chris B. Rodewald.....................  35    Vice President of Sales and Marketing
                                              and Secretary

     Our executive officers are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of our executive officers or directors.

     Mr. Payne became our Chief Executive Officer in June 2004, and has been our President and Chief Financial Officer since September 2002, and a director since November 2002. From September 1999 to June 2002, Mr. Payne was Chief Financial Officer of Agiliti, Inc., a privately-held information technology outsourcing company based in Minneapolis, Minnesota. From April 1998 to September 1999, Mr. Payne was the sole principal and owner of Capital Growth Strategies, LLC, a financial consulting firm based in Minneapolis, Minnesota that provided management, financing and other assistance to start-up and emerging companies. From August 1996 to April 1997, Mr. Payne served as Chief Financial Officer and from May 1997 to February 1998, he served as President, of Famous Dave's of America, Inc., a publicly-held company based in Minneapolis, Minnesota that operates a chain of barbeque-style restaurants.

     Mr. Harle has been our Executive Vice President, Product Development since June 2004 and a director since our inception in December 1999. Mr. Harle also served as our Chief Executive Officer from May 2000 to June 2004, our President from inception in December 1999 to September 2002, and as our Chief Financial Officer from our inception in December 1999 through June 2001. From December 1997 to December 1999, Mr. Harle was the Vice President of Business and Product Development for TMAG Industries, Inc., a Vista, California-based vehicle design and commercial lighting company operated and part-owned by Mr. Harle and Mr. Rodewald.

     Mr. Rodewald has been a Vice President since our inception in December 1999 and became our Vice President of Sales and Marketing in May 2000. He also serves as our Secretary and has served in that capacity from December 1999 to August 2001 and since October 2001. Mr. Rodewald also served as a director from our inception in December 1999 through December 2002. From December 1997 to December 1999, Mr. Rodewald was the Vice President of Sales and Marketing for TMAG Industries, Inc., a Vista, California-based vehicle design and commercial lighting company operated and part-owned by Mr. Rodewald and Mr. Harle.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

     Market Information. The Company's common stock began trading on the American Stock Exchange under the symbol "RED" on May 16, 2003.

     The table set forth below presents the range of high and low sales prices per share of common stock, reported by the American Stock Exchange, for the period from May 16, 2003 (initiation of trading) through June 21, 2004.

PERIOD                                                        HIGH($)   LOW($)
------                                                        -------   ------
April 1, 2004 -- June 21, 2004..............................   3.38      0.98
January 1, 2004 -- March 31, 2004...........................   4.07      3.20
October 1, 2003 -- December 31, 2003........................   4.64      3.24
July 1, 2003 -- September 30, 2003..........................   4.61      3.75
May 16, 2003 -- June 30, 2003...............................   4.80      4.40

     Holders. As of June 25, 2004 we had 116 stockholders of record and an estimated 1,400 beneficial owners of our common stock, par value $0.01 per share.

     Dividends. We have not declared or paid any cash or stock dividends on our common stock since our inception. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration of dividends will be at the discretion of our board of directors and will generally depend upon our earnings, capital requirements, financial position and general economic conditions. In the future, we may enter into one or more agreements that restrict our ability to pay dividends.

     Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information as of March 31, 2004 with respect to compensation plans of the Company under which shares of the Company's common stock may be issued.

                      EQUITY COMPENSATION PLAN INFORMATION

                                  NUMBER OF SHARES OF
                                     COMMON STOCK                                 NUMBER OF SHARES OF
                                     WHICH MAY BE          WEIGHTED-AVERAGE          COMMON STOCK
                                ISSUED UPON EXERCISE OF    EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     FUTURE ISSUANCE(1)
                                -----------------------   -------------------   -----------------------
2000 Stock Option Plan
  (approved by
  shareholders)...............          161,971                  $4.12                  538,029
2001 Non-Employee Director
  Stock Option Plan (not
  approved by
  shareholders)(2)............          201,670                  $4.00                  198,330
Stock Option Agreement dated
  October 15, 2002 between
  Mark A. Payne and the
  Registrant (not approved by
  shareholders)...............          240,000                  $3.75                      N/A
Warrants Issued for Services
  (not approved by
  shareholders)...............           40,234                  $3.78                      N/A

---------------

(1) Excludes shares of our common stock to be issued upon exercise of outstanding options.

(2) For a description of the material terms of the 2000 Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan, see the financial statements beginning on page F-1.

RECENT SALES OF UNREGISTERED SECURITIES

     In May 2004, the Company issued a total of 750,000 shares of common stock and warrants to purchase a total of 225,000 shares of common stock having an exercise price equal to $1.00 per share, to four individual investors for aggregate proceeds of $750,000. GunnAllen Financial, Inc. acted as placement agent and received commissions of $37,500 and a warrant to purchase 50,000 shares of common stock having an exercise price equal to $1.75.

     In May 2004, the Company issued a warrant to purchase 6,667 shares of common stock having an exercise price equal to $1.71 per share, to Wilco Investments, LLC, our landlord for our facility located in Vista, California.

     The issuances of the above securities were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as sales by an issuer not involving a public offering. All of the investors were accredited investors as defined in Regulation D. The purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the documents evidencing the securities issued in the transaction.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion pertains to the results of operations and financial position of the Company for each of the two years in the period ended March 31, 2004, and should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

EXECUTIVE LEVEL OVERVIEW

     The Company's product line currently consists of one product, the 2005 model of the 800 Revolt snowmobile, and related parts, garments and accessories. For the year ended March 31, 2004, Redline had a net loss of $8.8 million or $2.03 per diluted share. This compares to a net loss of $3.7 million or $2.96 per diluted share for the year ended March 31, 2003. The Company commenced shipping snowmobiles in late March 2004. The Company shipped one unit as of March 31, 2004 and shipped 52 additional units as of June 25, 2004. Sales for the year ended March 31, 2004 were $10,140 compared to $0 for the year ended March 31, 2003. As of March 31, 2004, the Company had purchase orders for 404 units of the 2005 model 800 Revolt and had purchase orders for approximately 340 snowmobiles as of June 25, 2004.

     Overall, 2004 was a year of completing the development and testing of the 800 Revolt to prepare to bring it to market. In addition, the Company established a supply chain, contracted with outside contract manufacturers to build the snowmobile and the engine, and implemented internal systems to manage the process. The Company did not bring the 800 Revolt to market for introduction in the 2003-04 snowmobile season, but believes that the product is positioned for production and distribution in significant quantities to its dealers in the Fall of 2004.

RECENT DEVELOPMENTS

     In May 2004, the Company altered its planned delivery schedule of the 800 Revolt snowmobile for the 2003-2004 season. The change was due to an inventory imbalance that resulted from the Company not having enough of the parts required to complete the production of the approximately 400 units for which the Company had orders. To assist on this and other matters, the Board of Directors hired Manchester Companies, a Minneapolis-based investment banking and advisory services firm, to help evaluate the Company's production plans, operations and financing strategies. That evaluation has been ongoing and is expected to continue for as long as the Board of Directors determines is necessary based on the Company's operational requirements. Also in May 2004, the Company raised gross proceeds of $750,000 in a private placement of shares of the Company's common stock to a small number of individual investors. The Company used the net proceeds from the private placement to fund the Company's short-term operations and to continue limited production of the 800 Revolt snowmobile.

     In June 2004, the Company extended the term of its $2.4 million secured debt facility with Community National Bank of North Branch, Minnesota through November 26, 2004. The extension provides the Company with additional time to produce and sell its snowmobiles, the proceeds of which are required to be used to pay down the debt facility, and to carry out its financing strategy. Also in June 2004, the Company commenced a private placement of two-year, 6% convertible subordinated debentures and warrants to purchase shares of common stock intended to raise up to $2 million. The securities offered in the placement have not been and will not be registered under the Securities Act of 1933, as amended, and may not be sold absent registration or an exemption from registration. This communication does not constitute an offer to sell or the solicitation of an offer to buy the securities in any jurisdiction where, or to any person to whom, it is unlawful to make such offer or solicitation. As of the date of this Report, the Company had raised $235,000 in the placement. The Company intends to use the net proceeds from the placement to fund the Company's short-term operations and to continue the design and engineering of the 800 Revolt snowmobile.

     Since March 31, 2004, the Company has shipped 52 snowmobiles to its dealers. As a result, nearly all of the Company's dealers has one 800 Revolt unit in their showrooms for display and demonstration purposes for the upcoming season. The Company intends to suspend production during the Summer of 2004. During this interim period, the Company intends to raise capital to fund snowmobile design and engineering efforts, inventory purchases and operating losses. The Company plans to begin producing and shipping approximately 350 snowmobiles in the Fall of 2004. The Company intends to use these units to fulfill purchase orders for the 2005-06 snowmobile season and to conduct additional testing.

RESULTS OF OPERATIONS

  2004 VS. 2003

     Sales for the year ended March 31, 2004 represent the shipment of one 800 Revolt in late March 2004 when shipments began. This resulted in revenue of $10,140 and compares to $0 revenue for the year ended March 31, 2003.

     Gross profit on the initial approximately 400 snowmobile units is currently a negative $1,316,000 or a negative 10.0%. This negative gross profit is due to the high startup costs associated with production, the higher than anticipated parts cost due to the low volume of quantities purchased and the high fixed costs associated with production required to bring the 800 Revolt to market. The Company is currently exploring opportunities to reduce the cost of the 2005 model year units that are expected to be built in fall 2004, but expects that the gross profit during the upcoming season will remain negative. The Company anticipates that significant cost can be removed from future products through engineering changes, competitive bids, manufacturing efficiencies and increased volume, to attain a positive gross profit in future years.

     Selling, general and administrative expenses for the year ended March 31, 2004 increased 146% to $3,376,000 from $1,374,000 for the year ended March 31, 2003. This increase in selling, general and administrative expenses was primarily due to increased salaries and wages as a result of increasing selling, general and administrative staff from five as of March 31, 2003 to ten as of March 31, 2004; increased insurance costs for product liability, directors and officers and general insurance costs; increased consulting fees for sales and purchasing; and increased travel expenses. The Company is preparing a plan to transition the current operations in Vista, California to the facilities in Minneapolis, Minnesota and Fargo, North Dakota to be closer to snowmobile production. This is anticipated to save money in the form of salaries, consultants and travel.

     Research and development expenses for the year ended March 31, 2004 increased 272% to $1,988,000 from $534,000 for the year ended March 31, 2003. This increase in research and development expenses was primarily due to increased salary and expenses from $166,000 for the year ended March 31, 2003 to $466,000 for the year ended March 31, 2004 as we increased staff from 5 to 16 during that period; increase in inventory write-offs $650,000; and increase in testing expenses of approximately $150,000. Because of the delay in getting the 800 Revolt to the market for the 2003-04 snowmobile season, the Company was not able to dramatically increase the number of purchase orders during the season. In addition, the testing process took longer than anticipated and resulted in a greater number of changes than originally anticipated. The Company believes that much of the testing for the 800 Revolt has been completed and that costs related to snowmobile changes will be reduced going forward. In addition, the engineering process for future models and the testing and purchasing processes have been revised to improve efficiency in the future.

     Other loss, net for the year ended March 31, 2004 decreased 8.8% to $1,652,000 from $1,811,000 for the year ended March 31, 2003. This increase was primarily due to a loss from the write-off of certain tooling charges, that had been previously capitalized but which will not be used after the current year, in the amount of $393,000. This was offset by a reduction in interest expense of $128,000 for the year ended March 31, 2004.

     Net loss for the year ended March 31, 2004 increased 135.5% to $(8,758,000) from $(3,719,000) for the year ended March 31, 2003. Net loss per share for the year ended March 31, 2004 decreased 31.4% from $(2.96) to $(2.03) for the year ended March 31, 2003.

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition: Revenue is recognized at the time of shipment to the dealer. As shipments recently commenced in March 2004, there has not been any history regarding returns. The Company's policy does not provide for returns, other than in the event a dealer was to cease doing business completely. Therefore, the Company has not recorded, nor does it anticipate, any significant sales returns allowances. However, an adverse change in retail sales and subsequent strength of the dealer network, could cause this situation to change.

     Inventory Impairment: The Company's inventory primarily consists of raw materials and parts that are used for the production of the 800 Revolt snowmobile. Management establishes valuation reserves for estimated excess and obsolete materials inventory based on the difference between the cost of the inventory and its estimated market value. Market value is estimated based on a variety of assumptions about future product demand, anticipated selling price of our 800 Revolt and market conditions. In view of the competitive nature of the snowmobile industry, the Company generally considers inventory that will not be used in the production of the 800 Revolt or in research and development of future products to be obsolete. In addition, changes in the Company's product offerings or those of our competitors may also result in excess or obsolete inventory. During the year ended March 31, 2004, the Company's analysis of the net realizable value of its inventories included consideration of a variety of factors, including existing inventory quantities, expected usage in the 800 Revolt and the anticipated selling price of the 800 Revolt. As a result of these analyses, the Company recorded an inventory write-down to market of $1,315,000. Actual results could differ from these estimates under different assumptions. If the financial condition of the Company's dealers were to deteriorate or if actual product demand or market conditions are less favorable than anticipated by management, additional reserves may be required. The Company's long-lived assets include properties and equipment and intangible assets such as patents. These assets are evaluated for possible impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended March 31, 2004, the Company recorded an impairment of $426,000 of tooling and patents due to the redesign of certain tooling used in the production of the 800 Revolt snowmobile. Future changes in the production of the 800 Revolt snowmobile may require an additional impairment charge.

     Sales promotions and incentive: The Company has not provided for sales promotions or incentives in the form of any reduction in the price of the 800 Revolt. In the event that it does in the future, these will be recorded as a reduction in sales. Promotions that do not involve the product are recorded as marketing expense and included selling, general and administrative expenses.

     Dealer holdback programs: Redline provides dealer incentive programs whereby at the time of shipment, Redline withholds an amount from the dealer until ultimate retail sale of the product. Redline records these amounts as a liability on the balance sheet until they are ultimately paid. Payments will be made to the dealers subject to previously established criteria. As of March 31, 2004, dealer holdbacks recorded as a liability were minimal.

     Product warranties: Redline provides a limited warranty of one year for its snowmobiles. Redline may provide longer warranties related to certain promotional programs, as well as longer warranties related to certain geographical markets as determined by local regulations and market conditions. Redline's standard warranty requires the Company or its dealers to repair or replace defective products during such warranty periods at no cost to the consumer. The warranty reserve is established at the time of the sale to the dealer based on management's best estimate. Since the Company has no prior history or trends, these estimates are based on research of the snowmobile industry, as well as other powersports products. Redline records these amounts as a liability on the balance sheet until they are ultimately paid. The warranty reserve as of March 31, 2004 was minimal as it related to the shipment of one unit. Adjustments to the warranty reserve will be made from time to time based on actual claims experienced in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While management believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from actual amounts in the future.

     Product liability: Redline has obtained product liability insurance and intends to continue to do so in the future. The level of the current product liability coverage is $2,000,000. The annual premium for that coverage for the year ended March 31, 2004 was $86,000. In the future, the Company will use historical trends of claims to determine the appropriate levels of product liability coverage. While management believes the product liability coverage is adequate, adverse determination of material product liability claims made against the Company could have a material adverse effect on Redline's financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Redline's primary source of capital has been both debt and equity financings as the Company just commenced production activities in March 2004. The Company's primary uses of funds were for the purchase of inventory for production, research and development expenses regarding testing of the 800 Revolt and operating expenses for the year ended March 31, 2004.

     During the year ended March 31, 2004, Redline used net cash for operating activities of $7,252,000, up 261% from the year ended March 31, 2003 of $2,007,000. The net cash used for investing activities, primarily to purchase property and equipment, was $949,000 for the year ended March 31, 2004. This was up $946,000 from the year ended March 31, 2003 as the Company commenced operating activities to bring the 800 Revolt to market.

     The Company completed an initial public offering in May 2003, including the over-allotment in July 2003, which provided proceeds, net of offering costs of $10,020,000. This was offset by repayment of long-term debt from the proceeds of the initial public offering of $3,470,000.

     In November 2003, the Company secured a line of credit for inventory financing of $2,000,000 through Community National Bank of North Branch, Minnesota. This debt facility is repaid with a portion of the proceeds from each snowmobile shipped by the Company. Repayment of this debt facility is secured by all of the Company's tangible and intangible assets. The facility is guaranteed by several individuals and an entity, Sun Capital. For this guarantee, the Company pays Sun Capital an additional 15% interest per year, payable monthly, until the line is repaid. In March 2004, the bank increased the amount of the debt facility by $500,000 and an additional person combined with Sun Capital to increase the amount of the guaranty by an additional $500,000. The Company paid a 1% origination fee to Community National Bank on the entire principal amount, a 1% origination fee to Sun Capital on the $2,000,000 and a 2% origination fee to an individual guarantor on the $500,000. The principal in the amount of $2,500,000 (or the remaining unpaid balance) originally matured on May 26, 2004. In June 2004, the Company and the bank agreed to extend the term of the debt facility to November 26, 2004. Under the modified terms of the debt facility, the Company pays $7,000 to the bank for each snowmobile shipped until the balance is paid in full. The Company paid a 1% origination fee to the bank and to the guarantors to extend the maturity of the debt facility.

     The following table summarizes the Company's significant future contractual obligations at March 31, 2004:

                                            TOTAL       <1 YEAR     1-3 YEARS   >3 YEARS
                                            -----       -------     ---------   --------
Operating leases........................  $  264,000   $  186,000   $ 78,000    $     0
Capital leases..........................  $  242,100   $   87,020   $144,600    $10,500
Debt(1).................................  $2,183,781   $2,179,233   $  4,548    $     0

---------------

(1) Does not include an increase of $500,000 in the amount of the Company's line of credit with Community National Bank, which additional amount also matures on May 26, 2004.

     The capital leases include $141,000 for lease payments that are secured by restricted cash on deposit with Discovery Bank in Escondido, CA. (Restricted cash on the Balance Sheet as of March 31, 2004 was $136,000). Subsequent to March 31, 2004, the Company agreed to use the restricted cash to pay off the remaining balance of the capital leases. This resulted in approximately $2,000 net cash to be available to the Company.

     Redline has an arrangement with GE Distribution Finance Corporation ("GE") to provide floor plan financing for its dealers. These arrangements provide liquidity by financing dealer purchases of Redline products without the use of Redline's working capital. Substantially all of the sales of snowmobiles will be financed under these arrangements whereby Redline receives payment a few days of shipment of the product. The amount financed by Redline dealers under this arrangement as of March 31, 2004 and 2003 was approximately $10,000 and $0, respectively. Redline pays the interest on the amount of dealer financing through November 2004. Redline has agreed to repurchase products repossessed by GE in the event the dealer ceases business. No losses have occurred to date, however, an adverse change in retail sales could cause this situation to change and thereby require Redline to repurchase repossessed units from GE.

     The Company incurred capital expenditures for equipment in Vista, California; West Fargo, North Dakota and Minneapolis, Minnesota totaling $795,000. This included some manufacturing and office equipment and tooling and research and development equipment. Redline anticipates that capital expenditures for the year ending March 31, 2005, including tooling and research and development equipment to range from $750,000 to $1,000,000.

     The Company has only a nominal amount of cash available to fund operations and is experiencing a significant working capital deficiency. The Company has outstanding debt in the amount of approximately $2.4 million. This debt is secured by substantially all of the Company's assets and matures on November 26, 2004. For each snowmobile the Company sells, $7,000 of the proceeds from the sale must be used to pay down the $2.4 million secured debt facility. The Company has accounts payable in the amount of approximately $2.5 million, and is not current in making payments to a substantial majority of vendors and service providers. The Company's ability to continue operations will depend, in part, upon its ability to enter into agreements with substantially all of its vendors and service providers to defer the payment of amounts owed to them, or to enter into other acceptable arrangements.

     To continue operations, the Company must raise additional capital. The Company has a current need for approximately $1,500,000 to fund current operations, other than production. The Company also requires an additional amount of approximately $4,000,000 within the next 90 to 120 days to finance the production of approximately 350 snowmobiles and to fund the Company's operating expenses. These financings are necessary for the Company to be able to continue to purchase inventory, build and ship snowmobiles and continue operations. The Company anticipates that it will also require a significant amount of additional financing in 2005 to fund the Company's production of products for the 2005-2006 season. Without future financing, the Company will not be able to sustain operations. The Company's capital requirements will depend on numerous factors including, but not limited to, its ability to complete design and engineering modifications to its snowmobile in a timely manner, comply with safety standards for snowmobile exhaust and other systems, enter into agreements with vendors to obtain parts while deferring the payment of amounts owed to these vendors, reduce the cost of producing snowmobiles, efficiently consolidate its operations into a smaller number of locations and raise capital. The Company is currently evaluating its short-term and long-term financing options which may include selling debt or equity securities and obtaining debt financing from banks or other third parties. However there can be no assurance that the Company will be able to obtain the necessary amount of capital on acceptable terms. The Company has no committed sources or arrangements for additional financing.

SEASONALITY AND QUARTERLY RESULTS

     Our fiscal year and the model year for the snowmobile industry end on March
31. Our business is affected by the pattern of seasonality common to most manufacturers and other businesses in the snowmobile industry. We expect that our sales will tend to be greater from August through February, which are the principal months for snowmobile dealers to take delivery and pay for snowmobiles. We anticipate that quarterly net sales and operating results will continue to be significantly impacted by seasonality patterns and therefore plan to expand to other products, such as ATVs, if we are successful in manufacturing, marketing and selling the 800 Revolt.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (this "Report") contains certain forward-looking statements. These statements involve risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause our actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

     - Our ability to continue as a going concern and overcome the financial difficulties we are experiencing. We currently have only a nominal amount of cash available to fund our operations, have outstanding debt in the amount of approximately $2.4 million (which amount is secured by substantially all of our assets), and have accounts payable in the amount of approximately $2.5 million. We may be unable to meet all of our obligations in the future, including our payroll obligations. Our independent registered public accountants have included an explanatory paragraph in the financial statements included in this Report expressing doubt as to our ability to continue as a going concern. Our financial difficulties could result in a number of consequences that would have a material adverse effect on our business including, but not limited to, the loss of management and other employees, termination of our relationships with our suppliers and vendors, and termination of the agreements with our contract manufacturers. We intend to substantially reduce our working capital needs and raise additional financing. If we do not receive financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy or (iii) continue operations, but incur material harm to our business, operations or financial condition.

     - Our immediate and long-term need for capital. To continue to operate our Company we must raise additional capital. We have a current need for approximately $1,500,000 to fund our operations, other than production. We will also require an additional amount of approximately $4,000,000 within the next 90 to 120 days to finance the production of our snowmobiles and our operating expenses. We anticipate that we will also require a significant amount of additional financing in 2005 to fund our production of products for the 2005-2006 season. Our capital requirements will depend on numerous factors including, but not limited to, our ability to complete design and engineering modifications to our snowmobile in a timely manner, comply with safety standards for snowmobile exhaust and other systems, enter into agreements with vendors to obtain parts while deferring the payment of amounts owed to these vendors, reduce the cost of producing snowmobiles, and efficiently consolidate our operations into a smaller number of locations and obtain additional capital. We currently have no committed sources or arrangements for additional financing. If we are required to sell additional securities, we may be required to do so at a discount to the market price. Further sales of equity or convertible securities could result in substantial dilution to our shareholders and other security holders, and could substantially reduce the market price of our common stock. Any additional debt financing could impose significant financial and operational restrictions on our business operations. If we are unable to obtain additional financing, we will likely be required to cease operations.

     - Our ability to timely complete and implement our operating plan. We recently engaged the services of Manchester Companies to assist us in:
       (i) developing both a near-term and long-term operating plan, (ii) reducing the cost of producing our snowmobile, and (iii) evaluating our strategic, financial and operational alternatives. We also intend to engage them to assist us in negotiating arrangements with creditors and vendors in the near future. We have developed a near-term, informal operating plan which we have begun to execute, and we continue to formalize our long-term operating plan. Because we only recently developed our near-term operating plan and do not have a formal long-term operating plan in place, we have undertaken only limited efforts to address the various financial, operating, production and personnel issues that we currently face. We may be unable to execute our near-term operating plan, or complete and execute our long-term operating plan, on a timely basis. Our inability to complete the foregoing tasks would adversely affect our business and could cause us to cease operations.

     - Our ability to enter into acceptable agreements with existing or new creditors, vendors and others. We are not current in making payments to a substantial majority of our vendors and service providers, and to a number of our creditors. Our ability to continue operations will depend, in part, upon our ability to enter into agreements with substantially all of our creditors, vendors and service providers to defer the payment of amounts owed to them, or to enter into other acceptable arrangements. We may be unable to enter into deferral or other agreements with our creditors, vendors and service providers, or to identify and engage replacements.

     - Our ability to reduce the cost of producing our snowmobiles. To date, the cost of producing our snowmobiles has significantly exceeded the price at which we sell our snowmobiles to dealers due, in part, to increased prices resulting from orders of small quantities of parts on short lead times, significant increases in material prices, specifically steel products and limited efforts to solicit competing bids for parts. We may be unable to reduce the cost of producing our snowmobiles such that our production cost is less than our sales price, or to achieve margins that are sufficient to fund our ongoing operations. Our efforts to reduce the cost of producing our snowmobiles could result in diminished snowmobile quality or significant warranty claims.

     - Our ability to timely complete interim pre-production tasks and restart the production of our snowmobiles. We intend to suspend production of our snowmobiles for approximately 90 days, and to restart production in late September 2004. During this period we intend to undertake various activities to prepare to resume production including the completion of design and engineering modifications, conducting limited additional testing, purchasing parts and subassemblies, and raising additional capital to fund production. We may be unable to complete all of these tasks, or to complete them on a timely basis. Before restarting production we may encounter additional production problems, as we have not yet manufactured snowmobiles in large quantities. Significant delays or costs arising from design modifications, testing requirements, changes in suppliers, inventory becoming obsolete, lack of capital and other events related to ceasing or recommencing production could significantly delay the production and increase the cost of producing our snowmobiles.

     - Our ability to maintain the services of contract assemblers to assemble our snowmobiles and engines on a large scale. Our Company and the members of our management team have limited experience manufacturing snowmobiles or similar products. A significant component of our operating plan is to limit our in-house production activities to research and development, and to outsource the large-scale production of our snowmobiles and the engines used in our snowmobiles. We have entered into agreements for the assembly of our snowmobiles and the production of our engines by third parties. Our inability to obtain the services of these service providers or replacements for such providers, or if we experience significant delays in obtaining snowmobiles or engines, would adversely affect our business.

     - Our reliance upon suppliers to manufacture and deliver parts for our snowmobiles. We purchase nearly all of the parts used in our snowmobiles from third-party suppliers. We are not current in making payments to most of these suppliers. Our reliance on outside suppliers involves risks including limited control over the price, timely delivery, reliability and quality of parts. We have not entered into supply agreements with any of our suppliers to ensure continued supply of parts. We could experience delays if our suppliers are unwilling or unable to supply acceptable parts or if we change, or are required to change, suppliers of these parts. Our purchases of parts from suppliers located outside of the United States are subject to a variety of risks, including unexpected changes in regulatory requirements, tax rates or tariffs, long lead times for parts due to distance, transportation and other factors.

     - Our ability to consolidate our operations into a smaller number of facilities. We perform our administrative, research and development, testing, marketing, sales and production efforts from five different locations. We conduct our administrative and testing operations from two different locations in Minnesota, our research, development and marketing in California, our production in North Dakota and our sales with the assistance of independent contractors located in Manitoba, Canada. This has resulted in operational and communication inefficiencies, as well as increased costs. We intend to consolidate our operations and may do so by eliminating our testing facility in Thief River Falls, Minnesota and reducing or eliminating our presence in Vista, California. Eliminating these facilities could result in the loss of employees, moving expenses and ongoing lease obligations, and will require the attention of our management team in areas other than production, financing and marketing.

     - Our ability to recruit, maintain and provide incentive to dealers to promote and sell our snowmobiles. Our level of sales will depend upon maintaining, recruiting and training an effective group of independent dealers. Our dealers will be responsible for displaying, selling and servicing our snowmobiles. Our sales will depend upon entering into agreements with a number of dealers which is sufficient to generate significant sales of our snowmobiles. We must continue to increase the number of our dealers and develop and maintain these dealers in order to succeed.

     - Our ability to recruit and maintain an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our product-driven operating strategy. To grow, we will be required to expand, train and manage our employee base, particularly skilled engineering personnel, within a short time period. We will also need to add financial and operations managerial personnel. The costs associated with our expansion may be substantial and could divert the efforts of management toward large-scale production, financing and expansion instead of design, engineering and marketing of our snowmobiles. In addition to retaining top management personnel, we will need other key engineering and operations personnel to successfully operate and expand our business.

     - The experience and ability of our Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer also serves as our President and Chief Financial Officer. In these roles, he has responsibility for both operational and financial matters. In addition to his other duties as our Chief Executive and Chief Financial Officer, he is also responsible for designing, implementing and reviewing our accounting disclosure controls and procedures. We are dependent on his experience and ability to effectively serve in multiple roles with a wide range of responsibilities.

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

     - Our ability to comply with regulations governing emissions, hazardous materials and product safety. The United States Environmental Protection Agency has enacted regulations imposing stringent emissions standards for engines used in snowmobiles, including our proposed snowmobiles, beginning in 2006, subject to certain volumes. Sales of our snowmobiles is also subject to compliance with SSCC standards which relate to product safety. Compliance with these requirements could require us to undertake additional design and engineering efforts and may increase the cost of our snowmobiles. Future recommendations or regulatory actions by the Environmental Protection Agency or the SSCC could also require us to incur significant additional development and engineering expenses or delay introductions of our snowmobiles.

     - Our ability to protect our intellectual property in our technology in a cost-effective manner. Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to protect our intellectual property, we may not be able to compete effectively in our markets, which would result in lower than expected sales and harm our competitive position.

     - Changes in availability or cost of floor plan financing and working capital financing. We have put in place dealer floor plan financing which allows our dealers to finance the purchase of our snowmobiles. As a result, we receive payment for our snowmobiles within a few days of shipping the snowmobile to our dealers. If such financing were not available to our dealers, the number of snowmobiles purchased by dealers would likely decrease significantly.

     - Variability of quarterly operating results; seasonality. Variations in our revenues and operating results occur from quarter to quarter as a result of a number of factors, including inventory levels and availability, production schedules, the number of units sold and general economic conditions. Because a significant portion of our expenses are relatively fixed, a variation in the number of units sold could cause significant fluctuations in operating results from quarter to quarter. Further, we expect to experience a seasonal fluctuation in operating results, with a larger proportion of our revenues occurring from August through February.

     - Volatility of our common stock. The trading price of our common stock has been and is likely to be volatile. The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies. We cannot be sure that an active public market for our common stock will continue. Shareholders may not be able to sell the common stock at or above the price they paid for their common stock, or at all. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

     - Future sales of equity securities. If we sell a significant number of shares of our common stock or securities convertible or exercisable into shares of our common stock, the market price of the common stock could decline significantly.

     - Those other factors referenced in this report under the section entitled "Management's Discussion and Analysis."

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the fiscal year ended March 31, 2004, there were no changes in or disagreements with the Company's independent registered public accountants on accounting or financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer, President and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended March 31, 2004, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) Directors of the Registrant.

     The information under the caption "Election of Directors -- Information Concerning Nominees and Directors" in the Company's 2004 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant.

     Information concerning Executive Officers of the Company is included in this Report after Item 4, under "Executive Officers."

     (c) Compliance with Section 16(a) of the Exchange Act.

     The information under the caption "Corporate Governance -- Section 16 Beneficial Ownership Reporting Compliance" in the Company's 2004 Proxy Statement is incorporated herein by reference.

     (d) Code of Ethics

     The information under the caption "Corporate Governance -- Code of Ethics" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information under the caption "Executive Compensation" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information under the caption "Security Ownership of Beneficial Owners and Management" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Corporate Governance -- Certain Relationships and Related Transactions" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The Exhibits to this Report are listed in the Exhibit Index beginning on page E-1.

     A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder as of July 21, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Redline Performance Products, Inc., 1120 Wayzata Boulevard East, Suite 200, Wayzata, MN 55391 Attention: Investor Relations.

     (b) Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fiscal year ended March 31, 2004.

     On May 13, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to furnish a copy of our press release announcing a parts inventory imbalance, engagement of an outside advisor, expected need for additional capital and alteration of snowmobile delivery plans.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Audit Committee of the Board of Directors of the Company selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended March 31, 2004 and 2003 and the period from December 22, 1999 (inception) to March 31, 2004. The following table details the fees paid to Virchow Krause for the years ended March 31, 2004 and 2003.

                                                               2004      2003
                                                              ------    ------
Audit Fees..................................................  41,386    71,860
Audit-Related Fees..........................................  11,100(1) 40,900(1)
Tax Fees....................................................      --        --
All Other Fees..............................................      --        --
                                                              ------    ------
Total.......................................................  52,486    112,760
                                                              ======    ======

---------------

(1) Fees related to IPO Registration Statement

     The policy of the Company's Audit Committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to Virchow Krause were pre-approved by the audit committee.

     No Services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REDLINE PERFORMANCE PRODUCTS, INC.

                                          By        /s/ MARK A. PAYNE
                                            ------------------------------------
                                                       Mark A. Payne
                                                  Chief Executive Officer

                                          Date June 29, 2004

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ MARK A. PAYNE                    Director, Chief Executive Officer,   June 29, 2004
 ------------------------------------------------      President and Chief Financial
                  Mark A. Payne                         Officer (Principal Executive
                                                        Officer, Principal Financial
                                                      Officer and Principal Accounting
                                                                  Officer)


                        *                                 Director, Executive Vice        June 29, 2004
 ------------------------------------------------      President, Product Development
                  Kent H. Harle


                        *                                         Director                June 29, 2004
 ------------------------------------------------
                  David G. Mell


                                                                  Director                June 29, 2004
 ------------------------------------------------
                Stanley R. Herman


                        *                                         Director                June 29, 2004
 ------------------------------------------------
                 Michael J. Degen


                                                                  Director                June 29, 2004
 ------------------------------------------------
                  Clyde Fessler


                        *                                         Director                June 29, 2004
 ------------------------------------------------
               Robert J. Korkowski


 *By                /s/ MARK A. PAYNE                                                     June 29, 2004
        ------------------------------------------
                      Mark A. Payne
                     Attorney-in-Fact

* Mark A. Payne, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Redline Performance Products, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

                       REDLINE PERFORMANCE PRODUCTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                               VISTA, CALIFORNIA

                            MARCH 31, 2003 AND 2004

                              FINANCIAL STATEMENTS

       INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....     30
FINANCIAL STATEMENTS
  Balance Sheets............................................     31
  Statements of Operations..................................     32
  Statements of Shareholders' Deficit.......................  33-38
  Statements of Cash Flows..................................     39
  Notes to Financial Statements.............................  40-55

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee, and Board of Directors
Redline Performance Products, Inc.
Vista, California

     We have audited the accompanying balance sheets of Redline Performance Products, Inc. (a development stage company) as of March 31, 2003 and 2004, and the related statements of operations, shareholders' deficit and cash flows for the years then ended and the period from December 22, 1999 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redline Performance Products, Inc. as of March 31, 2003 and 2004, and the results of its operations and its cash flows for the years then ended and the period from December 22, 1999 (inception) to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring net losses and had a working capital deficit and deficit accumulated during the development stage at March 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
June 9, 2004, except as to Note 15 as to which the date is June 24, 2004

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2003           2004
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash......................................................  $     37,305   $     16,441
  Restricted cash...........................................            --        132,156
  Accounts receivable.......................................            --         31,144
  Inventories, net..........................................       393,720      2,226,566
  Prepaid expenses and other current assets.................         9,158        231,856
                                                              ------------   ------------
    Total Current Assets....................................       440,183      2,638,163
                                                              ------------   ------------
PROPERTY AND EQUIPMENT, NET.................................       694,545      1,099,575
                                                              ------------   ------------
OTHER ASSETS
  Intangible assets, net....................................        63,429         64,984
  Debt issuance costs, net..................................       233,874             --
  Security deposits.........................................        25,300         25,550
  Deferred stock offering costs.............................       367,455             --
                                                              ------------   ------------
    Total Other Assets......................................       690,058         90,534
                                                              ------------   ------------
      TOTAL ASSETS..........................................  $  1,824,786   $  3,828,272
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Checks issued in excess of cash in bank...................  $         --   $     33,497
  Lines of credit -- bank...................................        99,242         49,409
  Line of credit -- inventory financing.....................            --      2,000,000
  Current portion of long-term debt and subordinated
    convertible notes payable, net of original issue
    discount (see note 8)...................................     2,207,204        129,824
  Current portion of capital lease obligations..............            --         66,580
  Mandatory redeemable preferred stock, 20,002 and 0 Series
    A Convertible Preferred Shares..........................        90,000             --
  Due to shareholders.......................................       111,636             --
  Accounts payable..........................................       912,073      2,543,569
  Accrued payroll and related expenses......................       194,182        262,964
  Accrued expenses..........................................        22,000             --
  Accrued interest..........................................       287,463         46,136
                                                              ------------   ------------
    Total Current Liabilities...............................     3,923,800      5,131,979
Long-Term Liabilities
  Deferred rent obligation..................................        22,227         17,581
  Long-term debt and subordinated convertible notes payable,
    net.....................................................        14,178          4,548
  Capital lease obligations, net of current portion.........            --        139,109
                                                              ------------   ------------
    Total Liabilities.......................................     3,960,205      5,293,217
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Capital stock, 50,000,000 $.01 par value shares authorized at March 31, 2003 and 2004 Series A convertible
    preferred stock, $.01 par value, $4,830,893 and $0
    liquidation preference at March 31, 2003 and 2004
      1,700,000 shares authorized at March 31, 2003 and
       2004, 1,288,238 and 0 shares issued and outstanding
       at March 31, 2003 and 2004, respectively.............        12,883             --
    Common stock, $.01 par value
      48,300,000 shares authorized at March 31, 2003 and
       2004 1,091,560 and 4,911,473 shares issued and
       outstanding at March 31, 2003 and 2004,
       respectively.........................................        10,915         49,115
  Additional paid-in capital................................     5,208,929     14,560,276
  Common stock warrants.....................................     3,156,896      3,259,996
  Unearned compensation.....................................       (18,560)       (13,920)
  Deficit accumulated during the development stage..........   (10,506,482)   (19,320,412)
                                                              ------------   ------------
    Total Shareholders' Deficit.............................    (2,135,419)    (1,464,945)
                                                              ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...........  $  1,824,786   $  3,828,272
                                                              ============   ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                    PERIOD FROM
                                                     YEAR ENDED    YEAR ENDED    DECEMBER 22, 1999
                                                      MARCH 31,     MARCH 31,     (INCEPTION) TO
                                                        2003          2004        MARCH 31, 2004
                                                     -----------   -----------   -----------------
REVENUES...........................................  $        --   $    10,140     $     10,140
COST OF GOODS SOLD.................................           --        11,158           11,158
INVENTORY WRITEDOWN TO MARKET......................           --     1,315,000        1,390,000
                                                     -----------   -----------     ------------
  Gross Loss.......................................           --    (1,316,018)      (1,391,018)
                                                     -----------   -----------     ------------
OPERATING EXPENSES
  Selling, general and administrative..............    1,373,658     3,376,358        7,187,955
  Research and development.........................      534,335     2,043,976        5,043,707
  Loss on impairment of property and equipment and
     Intangibles...................................           --       425,755          425,755
                                                     -----------   -----------     ------------
     Total Operating Expenses......................    1,907,993     5,846,089       12,657,417
                                                     -----------   -----------     ------------
       Loss from Operations........................   (1,907,993)   (7,162,107)     (14,048,435)
                                                     -----------   -----------     ------------
OTHER INCOME (EXPENSE)
Interest expense...................................   (1,819,875)   (1,702,025)      (4,766,303)
Interest income....................................        2,502        17,478           28,362
Other income.......................................        6,841        32,724           46,935
                                                     -----------   -----------     ------------
     Net Other Expense.............................   (1,810,532)   (1,651,823)      (4,691,006)
                                                     -----------   -----------     ------------
NET LOSS...........................................   (3,718,525)   (8,813,930)     (18,739,441)
  Preferred stock dividends........................      (23,341)           --         (359,279)
                                                     -----------   -----------     ------------
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS...........  $(3,741,866)  $(8,813,930)    $(19,098,720)
                                                     ===========   ===========     ============
LOSS PER COMMON SHARE -- BASIC AND DILUTED.........  $     (2.96)  $     (2.04)    $      (9.62)
                                                     ===========   ===========     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- BASIC
  AND DILUTED......................................    1,263,460     4,320,343        1,985,726
                                                     ===========   ===========     ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
BALANCES AT INCEPTION, DECEMBER 22,
  1999..............................          --   $     --          --   $    --   $        --   $       --    $      --
  Common stock issued to founders at
    incorporation, $.01 per share,
    December 22, 1999...............          --         --      10,000       100           200           --           --
  Common stock issued to TMAG
    Industries, Inc. in exchange for
    the purchase of assets, $.01 per
    share, March 8, 2000............          --         --     200,000     2,000         4,000           --           --
  Common stock issued to founders
    for patent applications, $.01
    per share, March 8, 2000........          --         --   1,123,335    11,233        22,467           --           --
  Net loss..........................          --         --          --        --            --           --           --
                                      ----------   --------   ---------   -------   -----------   ----------    ---------
BALANCES, MARCH 31, 2000............          --         --   1,333,335    13,333        26,667           --           --
  Warrants issued for the purchase
    of 54,169 shares of common
    stock, issued in connection with
    notes payable dated June 27,
    2000, valued at $.71 per
    share...........................          --         --          --        --            --       38,500           --
  Warrants issued for the purchase
    of 99,339 shares of common
    stock, issued in connection with
    notes payable dated July 21,
    2000, valued at $.71 per
    share...........................          --         --          --        --            --       70,500           --
  Restricted common stock issued
    July 31, 2000, valued at $3.75
    per share.......................          --         --     100,000     1,000       374,000           --     (375,000)
  Warrants issued for the purchase
    of 33,336 shares of common
    stock, issued in connection with
    notes payable dated November 11,
    2000, valued at $.75 per
    share...........................          --         --          --        --            --       25,000           --
  Warrants issued for the purchase
    of 88,755 shares of common
    stock, issued in connection with
    notes payable dated December 20,
    2000, valued at $.91 per
    share...........................          --         --          --        --       (80,500)      80,500           --
  Series A Convertible Preferred
    Stock issued for cash, at $3.00
    per share on December 20, 2000,
    net of offering costs of
    $21,248.........................      32,298        323          --        --        79,279           --           --
  Series A Convertible Preferred
    Stock issued with conversion of
    8% convertible notes payable on
    December 20, 2000...............      42,439        424          --        --       126,876           --           --
  Series A Convertible Preferred
    Stock issued with conversion of
    10% notes payable on December
    20, 2000........................     347,011      3,470          --        --     1,067,530           --           --
  Series A Convertible Preferred
    Stock issued for cash, at $3.75
    per share from December 20, 2000
    to February 20, 2001, net of
    offering costs of $367,150......     464,463      4,645          --        --     1,369,882           --           --
  Warrants issued for the purchase
    of 1,667 shares of common stock,
    issued in lieu of cash for
    services rendered on March 21,
    2001, valued at $1.20 per
    share...........................          --         --          --        --            --        2,000           --

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
BALANCES AT INCEPTION, DECEMBER 22,
  1999..............................  $         --   $        --
  Common stock issued to founders at
    incorporation, $.01 per share,
    December 22, 1999...............            --           300
  Common stock issued to TMAG
    Industries, Inc. in exchange for
    the purchase of assets, $.01 per
    share, March 8, 2000............      (197,013)     (191,013)
  Common stock issued to founders
    for patent applications, $.01
    per share, March 8, 2000........       (33,700)           --
  Net loss..........................       (92,809)      (92,809)
                                      ------------   -----------
BALANCES, MARCH 31, 2000............      (323,522)     (283,522)
  Warrants issued for the purchase
    of 54,169 shares of common
    stock, issued in connection with
    notes payable dated June 27,
    2000, valued at $.71 per
    share...........................            --        38,500
  Warrants issued for the purchase
    of 99,339 shares of common
    stock, issued in connection with
    notes payable dated July 21,
    2000, valued at $.71 per
    share...........................            --        70,500
  Restricted common stock issued
    July 31, 2000, valued at $3.75
    per share.......................            --            --
  Warrants issued for the purchase
    of 33,336 shares of common
    stock, issued in connection with
    notes payable dated November 11,
    2000, valued at $.75 per
    share...........................            --        25,000
  Warrants issued for the purchase
    of 88,755 shares of common
    stock, issued in connection with
    notes payable dated December 20,
    2000, valued at $.91 per
    share...........................            --            --
  Series A Convertible Preferred
    Stock issued for cash, at $3.00
    per share on December 20, 2000,
    net of offering costs of
    $21,248.........................            --        79,602
  Series A Convertible Preferred
    Stock issued with conversion of
    8% convertible notes payable on
    December 20, 2000...............            --       127,300
  Series A Convertible Preferred
    Stock issued with conversion of
    10% notes payable on December
    20, 2000........................            --     1,071,000
  Series A Convertible Preferred
    Stock issued for cash, at $3.75
    per share from December 20, 2000
    to February 20, 2001, net of
    offering costs of $367,150......            --     1,374,527
  Warrants issued for the purchase
    of 1,667 shares of common stock,
    issued in lieu of cash for
    services rendered on March 21,
    2001, valued at $1.20 per
    share...........................            --         2,000

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF SHAREHOLDERS' DEFICIT -- (CONTINUED)

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
  Beneficial conversion related to
    convertible notes payable.......          --         --          --        --   $   398,625           --           --
  Beneficial conversion related to
    Series A Convertible Preferred
    Stock...........................          --         --          --        --       100,827           --           --
  Net loss..........................          --         --          --        --            --           --           --
  Preferred stock dividends.........          --         --          --        --            --           --           --
                                      ----------   --------   ---------   -------   -----------   ----------    ---------
BALANCES, MARCH 31, 2001............     886,211   $  8,862   1,433,335   $14,333     3,463,186   $  216,500    $(375,000)
  Cancellation of restricted common
    stock on July 31, 2001..........          --         --     (33,999)     (340)     (127,160)          --      127,500
  Warrants issued for the purchase
    of 30,000 shares of common
    stock, issued in connection with
    note payable dated March 10,
    2002, valued at $.73 per
    share...........................          --         --          --        --            --       22,000           --
  Warrants issued for the purchase
    of 114,171 shares of common
    stock issued in connection with
    unsecured convertible notes
    payable dated February 25, 2002,
    valued at $2.58 per share.......          --         --          --        --            --      295,000           --
  Warrants issued for the purchase
    of 5,000 shares of common stock
    issued for personal guarantee of
    bank debt dated February 19,
    2002, valued at $.70 per
    share...........................          --         --          --        --            --        3,500           --
  Warrants issued for the purchase
    of 8,000 shares of common stock
    issued in connection with note
    payable dated March 7, 2002,
    valued at $.75 per share........          --         --          --        --            --        6,000           --
  Warrants issued for the purchase
    of 1,000 shares of common stock
    issued in connection with note
    payable dated March 7, 2002,
    valued at $1.00 per share.......          --         --          --        --            --        1,000           --
  Series A Convertible Preferred
    Stock issued for cash at $3.75
    per share from April 4, 2001 to
    March 28, 2002, net of offering
    costs of $204,931 and 91,135
    common stock warrants issued for
    cash at $0.75 per warrant from
    April 4, 2001 to March 28,
    2002............................     364,469      3,645          --        --     1,363,087       68,338           --
  Warrants issued for the purchase
    of 91,135 shares of common stock
    issued in connection with Series
    A Convertible Preferred Stock
    dated March 31, 2002, valued at
    $2.58 per share.................          --         --          --        --      (235,000)     235,000           --
  Common stock issued on March 31,
    2002 in lieu of cash for
    services rendered...............          --         --      16,667       167        62,333           --           --
  Beneficial conversion related to
    unsecured convertible notes
    payable.........................          --         --          --        --       295,000           --           --
  Beneficial conversion related to
    Series A convertible preferred
    stock...........................          --         --          --        --       235,111           --           --

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
  Beneficial conversion related to
    convertible notes payable.......            --   $   398,625
  Beneficial conversion related to
    Series A Convertible Preferred
    Stock...........................            --       100,827
  Net loss..........................  $ (2,721,391)   (2,721,391)
  Preferred stock dividends.........      (100,827)     (100,827)
                                      ------------   -----------
BALANCES, MARCH 31, 2001............    (3,145,740)      182,141
  Cancellation of restricted common
    stock on July 31, 2001..........            --            --
  Warrants issued for the purchase
    of 30,000 shares of common
    stock, issued in connection with
    note payable dated March 10,
    2002, valued at $.73 per
    share...........................            --        22,000
  Warrants issued for the purchase
    of 114,171 shares of common
    stock issued in connection with
    unsecured convertible notes
    payable dated February 25, 2002,
    valued at $2.58 per share.......            --       295,000
  Warrants issued for the purchase
    of 5,000 shares of common stock
    issued for personal guarantee of
    bank debt dated February 19,
    2002, valued at $.70 per
    share...........................            --         3,500
  Warrants issued for the purchase
    of 8,000 shares of common stock
    issued in connection with note
    payable dated March 7, 2002,
    valued at $.75 per share........            --         6,000
  Warrants issued for the purchase
    of 1,000 shares of common stock
    issued in connection with note
    payable dated March 7, 2002,
    valued at $1.00 per share.......            --         1,000
  Series A Convertible Preferred
    Stock issued for cash at $3.75
    per share from April 4, 2001 to
    March 28, 2002, net of offering
    costs of $204,931 and 91,135
    common stock warrants issued for
    cash at $0.75 per warrant from
    April 4, 2001 to March 28,
    2002............................            --     1,435,070
  Warrants issued for the purchase
    of 91,135 shares of common stock
    issued in connection with Series
    A Convertible Preferred Stock
    dated March 31, 2002, valued at
    $2.58 per share.................            --            --
  Common stock issued on March 31,
    2002 in lieu of cash for
    services rendered...............            --        62,500
  Beneficial conversion related to
    unsecured convertible notes
    payable.........................            --       295,000
  Beneficial conversion related to
    Series A convertible preferred
    stock...........................            --       235,111

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF SHAREHOLDERS' DEFICIT -- (CONTINUED)

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
  Net loss..........................          --         --          --        --            --           --           --
  Preferred stock dividends.........          --         --          --        --            --           --           --
                                      ----------   --------   ---------   -------   -----------   ----------    ---------
BALANCES, MARCH 31, 2002............   1,250,680   $ 12,507   1,416,003   $14,160   $ 5,056,557   $  847,338    $(247,500)
  Warrants issued for the purchase
    of 114,171 shares of common
    stock issued in connection with
    extension of convertible notes
    payable on April 10, 2002 at
    $2.58 per share.................          --         --          --        --            --      295,000           --
  Warrants issued for the purchase
    of 4,000 shares of common stock
    issued in connection with note
    payable dated April 20, 2002,
    valued at $2.63 per share.......          --         --          --        --            --       10,500           --
  Warrants issued for the purchase
    of 7,067 shares of common stock
    in lieu of cash for services,
    dated April 30, 2002, valued at
    $2.55 per share.................          --         --          --        --            --       18,000           --
  Warrants issued for the purchase
    of 19,420 shares of common stock
    in connection with extension of
    terms on convertible notes
    payable as of May 19, 2002 at
    $2.99 per share.................          --         --          --        --            --       58,000           --
  Series A Convertible Preferred
    Stock issued for cash at $3.75
    per share from April 1, 2002 to
    June 20, 2002, net of offering
    cost of $21,742 and 9,059 common
    stock warrants issued for cash
    at $.75 per warrant from April
    1, 2002 to June 20, 2002........      37,558        376          --        --       146,552           --           --
  Warrants issued for the purchase
    of 9,059 shares of common stock
    issued in connection with Series
    A Convertible Preferred Stock
    from April 1, 2002 through June
    20, 2002, valued at $3.42 per
    share...........................          --         --          --        --       (31,000)      31,000           --
  Warrants issued for the purchase
    of 40,201 shares of common stock
    as commission in connection with
    issuance of Series A Convertible
    Preferred Stock, valued at $3.40
    per share.......................          --         --          --        --      (136,500)     136,500           --
  Exercise of 20,008 common stock
    warrants from April 1, 2002
    through July 24, 2002 for cash
    at $4.50 per share..............          --         --      20,008       200       141,242      (51,442)          --
  Cancellation of restricted common
    stock on July 31, 2002..........          --         --     (33,000)     (330)     (123,420)          --      123,750
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in connection with notes payable
    dated August 1, 2002, valued at
    $3.00 per share.................          --         --          --        --            --       15,000           --
  Warrants issued for the purchase
    of 3,000 shares of common stock
    in exchange for payment of trade
    accounts payable on September
    11, 2002, valued at $1.50 per
    share...........................          --         --          --        --            --        4,500           --

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
  Net loss..........................  $ (3,392,785)  $(3,392,785)
  Preferred stock dividends.........      (235,111)     (235,111)
                                      ------------   -----------
BALANCES, MARCH 31, 2002............    (6,773,636)   (1,090,574)
  Warrants issued for the purchase
    of 114,171 shares of common
    stock issued in connection with
    extension of convertible notes
    payable on April 10, 2002 at
    $2.58 per share.................            --       295,000
  Warrants issued for the purchase
    of 4,000 shares of common stock
    issued in connection with note
    payable dated April 20, 2002,
    valued at $2.63 per share.......            --        10,500
  Warrants issued for the purchase
    of 7,067 shares of common stock
    in lieu of cash for services,
    dated April 30, 2002, valued at
    $2.55 per share.................            --        18,000
  Warrants issued for the purchase
    of 19,420 shares of common stock
    in connection with extension of
    terms on convertible notes
    payable as of May 19, 2002 at
    $2.99 per share.................            --        58,000
  Series A Convertible Preferred
    Stock issued for cash at $3.75
    per share from April 1, 2002 to
    June 20, 2002, net of offering
    cost of $21,742 and 9,059 common
    stock warrants issued for cash
    at $.75 per warrant from April
    1, 2002 to June 20, 2002........            --       146,928
  Warrants issued for the purchase
    of 9,059 shares of common stock
    issued in connection with Series
    A Convertible Preferred Stock
    from April 1, 2002 through June
    20, 2002, valued at $3.42 per
    share...........................            --            --
  Warrants issued for the purchase
    of 40,201 shares of common stock
    as commission in connection with
    issuance of Series A Convertible
    Preferred Stock, valued at $3.40
    per share.......................            --            --
  Exercise of 20,008 common stock
    warrants from April 1, 2002
    through July 24, 2002 for cash
    at $4.50 per share..............            --        90,000
  Cancellation of restricted common
    stock on July 31, 2002..........            --            --
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in connection with notes payable
    dated August 1, 2002, valued at
    $3.00 per share.................            --        15,000
  Warrants issued for the purchase
    of 3,000 shares of common stock
    in exchange for payment of trade
    accounts payable on September
    11, 2002, valued at $1.50 per
    share...........................            --         4,500

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF SHAREHOLDERS' DEFICIT -- (CONTINUED)

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
  Conversion of accounts payable
    into common stock on October 1,
    2002............................          --         --         541   $     5   $     1,997           --           --
  Warrants issued for the purchase
    of 258,100 shares of common
    stock, issued in connection with
    notes payable dated October 15,
    2002, valued at $3.00 per
    share...........................          --         --          --        --            --   $  774,000           --
  Cancellation of restricted common
    stock on October 16, 2002.......          --         --     (33,000)     (330)     (123,420)          --    $ 123,750
  Cancellation of common stock on
    October 16, 2002 related to
    settlement of employment
    contract........................          --         --    (250,000)   (2,500)       (5,000)          --           --
  Cancellation of common stock on
    October 16, 2002 related to
    terms of agency agreement.......          --         --     (50,659)     (507)       (1,013)          --           --
  Warrants issued for the purchase
    of 15,000 shares of common stock
    in exchange for payment of trade
    accounts payable on November 13,
    2002, valued at $3.00 per
    share...........................          --         --          --        --            --       45,000           --
  Warrants issued for the purchase
    of 141,900 shares of common
    stock, issued in connection with
    notes payable from October 16,
    2002 through December 15, 2002,
    valued at $3.00 per share.......          --         --          --        --            --      425,500           --
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................          --         --          --        --            --       15,000           --
  Warrants issued for the purchase
    of 3,500 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................          --         --          --        --            --       10,500           --
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................          --         --          --        --            --       15,000           --
  Conversion of accounts payable
    into common stock on December
    11, 2002........................          --         --      21,667       217        81,033           --           --
  Warrants issued for the purchase
    of 44,200 shares of common
    stock, issued in connection with
    notes payable on December 27,
    2002 valued at $3.00 per
    share...........................          --         --          --        --            --      132,500           --

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
  Conversion of accounts payable
    into common stock on October 1,
    2002............................            --   $     2,002
  Warrants issued for the purchase
    of 258,100 shares of common
    stock, issued in connection with
    notes payable dated October 15,
    2002, valued at $3.00 per
    share...........................            --       774,000
  Cancellation of restricted common
    stock on October 16, 2002.......            --            --
  Cancellation of common stock on
    October 16, 2002 related to
    settlement of employment
    contract........................  $      7,500            --
  Cancellation of common stock on
    October 16, 2002 related to
    terms of agency agreement.......         1,520            --
  Warrants issued for the purchase
    of 15,000 shares of common stock
    in exchange for payment of trade
    accounts payable on November 13,
    2002, valued at $3.00 per
    share...........................            --        45,000
  Warrants issued for the purchase
    of 141,900 shares of common
    stock, issued in connection with
    notes payable from October 16,
    2002 through December 15, 2002,
    valued at $3.00 per share.......            --       425,500
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................            --        15,000
  Warrants issued for the purchase
    of 3,500 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................            --        10,500
  Warrants issued for the purchase
    of 5,000 shares of common stock
    in exchange for conversion of
    trade accounts payable into
    unsecured notes payable on
    December 10, 2002, valued at
    $3.00 per share.................            --        15,000
  Conversion of accounts payable
    into common stock on December
    11, 2002........................            --        81,250
  Warrants issued for the purchase
    of 44,200 shares of common
    stock, issued in connection with
    notes payable on December 27,
    2002 valued at $3.00 per
    share...........................            --       132,500

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF SHAREHOLDERS' DEFICIT -- (CONTINUED)

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
  Warrants issued for the purchase
    of 125,000 shares of common
    stock, issued in connection with
    extension of notes payable due
    December 31, 2002, extended
    notes payable to the earlier of
    June 30, 2003 or the closing of
    an Initial Public Offering
    valued at $3.00 per share.......          --         --          --        --            --   $  375,000           --
  Issuance of 16,000 common stock
    options to consultant on
    December 17, 2002 valued at
    $1.16 per option................          --         --          --        --   $    18,560           --    $ (18,560)
  Conversion of Series A Convertible
    Preferred Stock to mandatory
    redeemable preferred stock,
    20,002 series A preferred
    shares..........................          --         --          --        --       (90,000)          --           --
  Beneficial conversion related to
    Series A Convertible Preferred
    Stock...........................          --         --          --        --        23,341           --           --
  Beneficial conversion related to
    subordinated convertible notes
    payable.........................          --         --          --        --       250,000           --           --
  Net loss..........................          --         --          --        --            --           --           --
  Preferred stock dividends.........          --         --          --        --            --           --           --
                                      ----------   --------   ---------   -------   -----------   ----------    ---------
BALANCES, MARCH 31, 2003............   1,288,238   $ 12,883   1,091,560   $10,915     5,208,929    3,156,896      (18,560)
  Conversion of 20,002 Series A
    Convertible Preferred Stock on
    May 21, 2003 into mandatory
    redeemable preferred stock......     (20,002)      (200)         --        --        15,000      (15,000)          --
  Warrants issued for the purchase
    of 18,000 shares of common stock
    for conversion of 20,002
    preferred stock on May 21, 2003
    valued at $3.00 per share.......          --         --          --        --            --       54,000           --
  Warrants issued for the purchase
    of 222,222 shares of common
    stock, issued as commissions in
    connection with the initial
    public offering, on May 21, 2003
    valued at $.25 per share........          --         --          --        --       (56,000)      56,100           --
  Conversion of 1,268,236 Series A
    Convertible Preferred Shares
    into common shares on May 21,
    2003............................  (1,268,236)   (12,683)  1,268,236    12,683            --           --           --
  Common stock issued in connection
    with the initial public offering
    on May 21, 2003, net of offering
    costs of $1,840,954.............          --         --   2,222,224    22,222     8,136,832           --           --
  Common stock issued in connection
    with the overallotment of the
    initial public offering on July
    22, 2003, net of offering costs
    of $207,009.....................          --         --     321,453     3,215     1,236,315           --           --
  Warrants issued for the purchase
    of 32,145 shares of common
    stock, issued as commissions in
    connection with the
    overallotment of the initial
    public offering, on July 22,
    2003 valued at $.25 per share...          --         --          --        --        (8,000)       8,000           --

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
  Warrants issued for the purchase
    of 125,000 shares of common
    stock, issued in connection with
    extension of notes payable due
    December 31, 2002, extended
    notes payable to the earlier of
    June 30, 2003 or the closing of
    an Initial Public Offering
    valued at $3.00 per share.......            --   $   375,000
  Issuance of 16,000 common stock
    options to consultant on
    December 17, 2002 valued at
    $1.16 per option................            --            --
  Conversion of Series A Convertible
    Preferred Stock to mandatory
    redeemable preferred stock,
    20,002 series A preferred
    shares..........................            --       (90,000)
  Beneficial conversion related to
    Series A Convertible Preferred
    Stock...........................            --        23,341
  Beneficial conversion related to
    subordinated convertible notes
    payable.........................            --       250,000
  Net loss..........................  $ (3,718,525)   (3,718,525)
  Preferred stock dividends.........       (23,341)      (23,341)
                                      ------------   -----------
BALANCES, MARCH 31, 2003............   (10,506,482)   (2,135,419)
  Conversion of 20,002 Series A
    Convertible Preferred Stock on
    May 21, 2003 into mandatory
    redeemable preferred stock......            --          (200)
  Warrants issued for the purchase
    of 18,000 shares of common stock
    for conversion of 20,002
    preferred stock on May 21, 2003
    valued at $3.00 per share.......            --        54,000
  Warrants issued for the purchase
    of 222,222 shares of common
    stock, issued as commissions in
    connection with the initial
    public offering, on May 21, 2003
    valued at $.25 per share........            --           100
  Conversion of 1,268,236 Series A
    Convertible Preferred Shares
    into common shares on May 21,
    2003............................            --            --
  Common stock issued in connection
    with the initial public offering
    on May 21, 2003, net of offering
    costs of $1,840,954.............            --     8,159,054
  Common stock issued in connection
    with the overallotment of the
    initial public offering on July
    22, 2003, net of offering costs
    of $207,009.....................            --     1,239,530
  Warrants issued for the purchase
    of 32,145 shares of common
    stock, issued as commissions in
    connection with the
    overallotment of the initial
    public offering, on July 22,
    2003 valued at $.25 per share...            --            --

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF SHAREHOLDERS' DEFICIT -- (CONTINUED)

                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL      COMMON
                                      ---------------------   -------------------     PAID-IN       STOCK        UNEARNED
                                        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      WARRANTS    COMPENSATION
                                      ----------   --------   ---------   -------   -----------   ----------   ------------
  Common stock issued on December 8,
    2003 in lieu of cash for
    services to be rendered.........          --         --       8,000   $    80   $    27,200           --           --
  Amortization of stock compensation
    cost for vesting of 4,000 stock
    options on December 17, 2003
    previously issued to a
    consultant......................          --         --          --        --            --           --    $   4,640
  Net loss..........................          --         --          --        --            --           --           --
                                      ----------   --------   ---------   -------   -----------   ----------    ---------
BALANCES, MARCH 31, 2004............          --   $     --   4,911,473   $49,115   $14,560,276   $3,259,996    $ (13,920)
                                      ==========   ========   =========   =======   ===========   ==========    =========

                                        DEFICIT
                                      ACCUMULATED
                                       DURING THE
                                      DEVELOPMENT
                                         STAGE          TOTAL
                                      ------------   -----------
  Common stock issued on December 8,
    2003 in lieu of cash for
    services to be rendered.........            --   $    27,280
  Amortization of stock compensation
    cost for vesting of 4,000 stock
    options on December 17, 2003
    previously issued to a
    consultant......................            --         4,640
  Net loss..........................  $ (8,813,930)   (8,813,930)
                                      ------------   -----------
BALANCES, MARCH 31, 2004............  $(19,320,412)  $(1,464,945)
                                      ============   ===========

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                           PERIOD FROM
                                                                                          DECEMBER 22,
                                                        YEAR ENDED       YEAR ENDED     1999 (INCEPTION)
                                                      MARCH 31, 2003   MARCH 31, 2004   TO MARCH 31, 2004
                                                      --------------   --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..........................................   $(3,718,525)     $(8,813,930)      $(18,739,441)
  Adjustments to reconcile net loss to net cash
     flows from operating activities
     Depreciation and amortization..................        99,173          225,090            487,955
     Amortization of debt issuance costs............       134,922          233,874            368,796
     Amortization of original issue discount........     1,051,188        1,202,957          3,345,624
     Warrants issued for services...................        18,000           54,000             74,000
     Deferred rent increase (decrease)..............        (4,646)          (4,646)            17,581
     Common stock issued for services...............            --               --             62,500
     Stock compensation to consultants..............            --            4,640              4,640
     Gain on sale of property and equipment.........        (6,805)              --             (6,805)
     Loss on impairment of property and equipment
       and intangibles..............................            --          425,755            425,755
     Inventory writedown to lower of cost or
       market.......................................            --        1,315,000          1,390,000
     Forgiveness of notes payable...................            --          (30,731)           (30,731)
     Changes in operating assets and liabilities
       Accounts receivable..........................            --          (31,144)           (31,144)
       Inventories, net.............................       (91,216)      (3,147,846)        (3,616,566)
       Prepaid expenses and other current assets....       (10,583)        (195,418)          (123,318)
       Security deposits............................            --             (250)           (25,550)
       Accounts payable.............................       184,054        1,631,496          3,114,211
       Accrued payroll and related expenses.........       337,934         (194,545)           309,100
                                                       -----------      -----------       ------------
          Net Cash Flows from Operating
            Activities..............................    (2,006,504)      (7,325,698)       (12,973,393)
                                                       -----------      -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment......        18,500               --             18,500
  Purchases of property and equipment...............        (8,919)        (671,290)        (1,579,439)
  Increase in restricted cash.......................            --         (132,156)          (132,156)
  Payments for intangible assets....................       (12,708)         (22,417)          (102,718)
                                                       -----------      -----------       ------------
          Net Cash Flows from Investing
            Activities..............................        (3,127)        (825,863)        (1,795,813)
                                                       -----------      -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Checks issued in excess of cash in bank...........            --           33,497             33,497
  Advances from (payments to) shareholders..........        26,591         (111,636)                --
  Lines of credit -- bank advances, net.............        (1,134)         (49,833)               (91)
  Line of credit -- inventory financing advances....            --        2,000,000          2,000,000
  Payments on long-term debt........................       (73,706)      (3,519,112)        (3,945,386)
  Payments for deferred stock offering costs........      (367,455)        (253,499)          (620,954)
  Payment of debt issuance costs....................       (12,426)              --           (198,426)
  Proceeds from exercise of common stock warrants...        90,000              100             90,400
  Proceeds from sale of Series A convertible
     preferred stock................................       146,928               --          3,036,127
  Proceeds from long-term debt issued with
     warrants.......................................     2,236,000               --          4,359,300
  Proceeds from long-term debt......................            --           11,642             11,642
  Proceeds from sale of common stock, net of
     issuance costs.................................            --       10,019,538         10,019,538
                                                       -----------      -----------       ------------
          Net Cash Flows from Financing
            Activities..............................     2,044,798        8,130,697         14,785,647
                                                       -----------      -----------       ------------
          NET CHANGE IN CASH........................        35,167          (20,864)            16,441
Cash -- Beginning of Period.........................         2,138           37,305                 --
                                                       -----------      -----------       ------------
  CASH -- END OF PERIOD.............................   $    37,305      $    16,441       $     16,441
                                                       ===========      ===========       ============

                See accompanying notes to financial statements.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2004

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Redline Performance Products, Inc. (the Company) designs, engineers and markets snowmobiles under the Redline brand name. In March 2000, the Company acquired snowmobile related assets from the Company's founders and an entity owned by the Company's founders. Since inception in December 1999, the Company has been engaged in developing its technology, designing and engineering its proposed snowmobile models, building prototype snowmobiles, marketing its proposed snowmobiles and developing the Redline brand. The Company has outsourced the production of the snowmobile engine and the assembly of the snowmobiles to independent third parties. The Company sold its first snowmobile model and parts and apparel during fiscal year 2004. The Company plans to continue with the snowmobile production during fiscal year 2005. The Company intends to sell accessories and additional apparel in fiscal year 2005. In the future, the Company may sell ATVs and other recreational vehicles. The Company intends to sell its snowmobiles through independent dealers. The Company has adopted a fiscal year ending March 31.

     CASH -- The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

     RESTRICTED CASH -- At March 31, 2004, the Company had restricted cash of $132,156 which consisted of balances legally restricted as to withdrawal and comprised of certificates of deposit collateralizing capital lease obligations. The maturity dates on the certificates range from 90 days to 12 months (See Note
15).

     REVENUE RECOGNITION -- Revenues are recognized at the time of shipment to the dealer or distributor. Product returns, whether in the normal course of business or resulting from repossession under its customer financing program (see Note 13), have not been material. The Company provides for estimated sales promotion expenses which are recognized as a reduction of sales when products are sold to the dealer or distributor.

     ACCOUNTS RECEIVABLE -- The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $0 at both March 31, 2003 and 2004. There were no accounts receivable over 90 days at both March 31, 2003 and 2004.

     INVENTORIES -- Inventories consist of raw materials and parts to be used for production of the 800 Revolt and are recorded at the lower of cost (first-in, first-out) or market. During the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, the Company recorded a writedown of inventory of $0, $1,315,000 and $1,390,000, respectively.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended March 31, 2003 and 2004

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and the period from December 22, 1999 (inception) to March 31, 2004, the Company recorded an impairment of tooling (property and equipment) of $0, $407,734 and $407,734, respectively. An impairment was recorded due to the Company's redesign of certain tooling used in the production of the 800 Revolt snowmobile, therefore, the entire carrying amount of the tooling was recorded as an impairment loss.

     INTANGIBLE ASSETS -- Patent costs will be amortized over their estimated useful life of five years using the straight-line method upon the patent issuance date.

     Components of patents are as follows:

    MARCH 31, 2003            MARCH 31, 2004
-----------------------   -----------------------
 GROSS                     GROSS
CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
 AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
--------   ------------   --------   ------------
$65,301       $1,872      $69,697       $4,713

     Amortization of patents was $1,872, $2,841 and $4,713 for the years ended March 31, 2003 and 2004 and for the period from December 22, 1999 (inception) to March 31, 2004, respectively. During the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, the Company recorded an impairment related to patents of $0, $18,021 and $18,021, respectively. An impairment was recorded due to the Company identifying certain patents which are no longer being used in the production of the 800 Revolt snowmobile. Estimated amortization expense for patents issued through fiscal year 2004 for the years ending March 31, 2005, 2006, 2007, 2008 and 2009 is $3,361, $3,361, $2,662, $2,188 and $520, respectively.

     WARRANTY RESERVES -- Product warranty reserves are established at the time of sale based on management's best estimate using projected rates and trends until historical rates and trends are established.

     DEBT ISSUANCE COSTS -- Debt issuance costs are amortized as interest expense over the life of the loan using the straight-line method, which approximates the interest method. Upon the conversion of debt into Series A Convertible Preferred Stock (see Note 8), the remaining unamortized portion of debt issuance costs of $233,874 was expensed as interest expense during the year ended March 31, 2004.

     RESEARCH AND DEVELOPMENT COSTS -- The Company expenses research and development costs as incurred. Assets that are acquired for research and development activities and have alternative future uses in addition to the current use are included in equipment and depreciated over the assets' estimated useful lives. The related depreciation is included in research and development expense.

     ADVERTISING -- Advertising costs are charged to expense as incurred. Advertising costs were approximately $13,500, $150,482 and $223,982 for the years ended March 31, 2003 and 2004 and for the period from December 22, 1999 (inception) to March 31, 2004, respectively.

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

     STOCK-BASED COMPENSATION -- In accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the estimated fair value of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensa-

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

tion," is presented below. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model. The Company has adopted the disclosure-only provision of SFAS No. 148 "Accounting for Stock Based Compensation."

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

                                                                                PERIOD FROM
                                                                             DECEMBER 22, 1999
                                                                              (INCEPTION) TO
                                           MARCH 31, 2003   MARCH 31, 2004    MARCH 31, 2004
                                           --------------   --------------   -----------------
Pro forma net loss.......................   $(3,829,116)     $(8,998,470)      $(19,093,669)
Pro forma loss attributable to common
  shareholders...........................   $(3,852,457)     $(8,998,470)      $(19,452,948)
Pro forma loss per common share -- basic
  and diluted............................   $     (3.03)     $     (2.08)      $      (9.62)
Pro forma loss attributable to common
  shareholders -- basic and diluted......   $     (3.05)     $     (2.08)      $      (9.80)
Stock Based Compensation
  As reported............................   $        --      $     4,640       $      4,640
  Pro forma..............................   $   110,591      $   184,540       $    354,228

     The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the years ended March 31, 2003 and 2004: dividend yield of 0%; expected volatility of 0% and 17.79%; risk-free interest rates of 4.75% and 3.95%; and expected lives of ten years each, respectively.

     NET LOSS PER COMMON SHARE -- Basic net loss per common share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued restricted stock) had been issued. Dilutive common equivalent shares of 3,077,509 and 2,198,436 at March 31, 2003 and 2004, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

     FINANCIAL INSTRUMENTS -- The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of lines of credit (bank and inventory financing), capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not affect the Company's financial statements.

     The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, "Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's financial statements.

NOTE 2 -- GOING CONCERN

     The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred net losses since inception totaling approximately $18,739,441. At March 31, 2003 and 2004, the Company had working capital deficits of $3,483,617 and $2,493,816, respectively. It is management's plan to continue to suspend production during the summer months to correct the inventory imbalance that was announced in May 2004 so that production can be completed this fall in volumes that are more consistent with the manufacturing process at Interstate Companies. To continue operations, the Company must raise additional capital. The Company has a current need for approximately $1,500,000 to fund current operations, other than production. The Company also requires an additional amount of approximately $4,000,000 within the next 90 to 120 days to finance the production of approximately 350 snowmobiles and to fund the Company's operating expenses. These financings are necessary for the Company to be able to continue to purchase inventory, build and ship snowmobiles and continue operations. Without future financing, the Company will not be able to sustain operations. The Company's capital requirements will depend on numerous factors, including its ability to enter into agreements with vendors to defer payments and to reduce the cost of producing snowmobiles. The Company is currently evaluating financing options, including debt and equity. However there can be no assurance that the Company will be able to obtain the necessary amount of capital on acceptable terms. The Company has no committed sources or arrangements for additional financing. In addition, the Company is developing a transition plan to relocate the functions out of the Vista, California facility to Minneapolis, Minnesota and West Fargo, North Dakota. This transition is intended to bring the functional areas of engineering and production closer together and also will result in savings in salaries, consultants and travel.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

unable to continue in existence. Management believes that actions presently being taken on provide the opportunity for the Company to continue as a going concern.

NOTE 3 -- DEVELOPMENT STAGE COMPANY

     The Company is a development stage company that has generated nominal revenues and has incurred net losses since inception totaling approximately $18,739,441. At March 31, 2003 and 2004, the Company had working capital deficits of $3,483,617 and $2,493,816, respectively.

     To fund its operations to date during the development stage, the Company had issued convertible debentures and Series A Convertible Preferred Stock, plus completed an initial public offering (IPO of its Common Stock). The Company's activities will be subject to risks which may include delays in the engineering and manufacturing of snowmobiles, cost overruns due to price and cost increases in parts and services and delays in recruiting dealers. The Company will require additional financing in the future and the Company will need that financing during the next 12 months. The Company can give no assurance that future financing will be available, or that financing will be on terms satisfactory to the Company.

     Management believes the Company will continue manufacturing and marketing operations during the year ending March 31, 2005 and will emerge from the development stage in the year ending March 31, 2005.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following at March 31:

                                                                2003         2004
                                                              ---------   ----------
Manufacturing equipment, fixtures and tooling...............  $ 697,140   $  932,279
Leasehold improvements......................................    188,461      197,835
Office equipment and computer systems.......................     36,088      271,057
Vehicles....................................................     49,553      179,546
Less: accumulated depreciation and amortization.............   (276,697)    (481,142)
                                                              ---------   ----------
  Total.....................................................  $ 694,545   $1,099,575
                                                              =========   ==========

     Depreciation and amortization expense on property and equipment was $108,173, $222,249 and $483,242 for the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, respectively.

NOTE 5 -- ACQUISITION OF SNOWMOBILE OPERATIONS

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

NOTE 6 -- LINES OF CREDIT -- BANK

     During the fiscal year 2000, the Company entered into a $50,000 revolving line of credit with California Federal Bank. Amounts outstanding are due upon demand and bear interest at 2.50% over the bank's prime rate (6.75% and 6.50% at March 31, 2003 and 2004, respectively). The line of credit is collateralized by the personal guarantees of two of the Company's significant shareholders. Outstanding borrowings were $49,420 and $49,409 at March 31, 2003 and 2004, respectively.

     During the fiscal year 2000, the Company assumed a $50,000 revolving line of credit with California Federal Bank related to its purchase of TMAG (see Note
5). Amounts outstanding were due upon demand, or if no demand was made, on March 31, 2003, and bore interest at 2.50% over the bank's prime rate (6.75% at March 31, 2003). Outstanding borrowings were $49,822 at March 31, 2003. The line of credit expired on March 31, 2003 and was paid off in May 2003. The line of credit was collateralized by the personal guarantees of two of the Company's significant shareholders.

     The Company entered into a $30,000 note payable with Venture Bank in May 2003. The note was due in December 2003 with the interest at 8.50%. The note was guaranteed by an officer of the Company. There was not an outstanding balance on this note at March 31, 2004.

NOTE 7 -- LINE OF CREDIT -- INVENTORY FINANCING

     In November 2003, the Company secured a line of credit for inventory financing of $2,000,000 through Community National Bank of North Branch, Minnesota. This debt facility is repaid with a portion of the proceeds from each snowmobile shipped by the Company. Repayment of this debt facility is collateralized by all of the Company's tangible and intangible assets. The facility is guaranteed by several individuals and an entity, Sun Capital, LLC (Sun Capital). For this guarantee, the Company pays Sun Capital an additional 15% interest per year, payable monthly, until the line is repaid. In March 2004, the bank increased the amount of the debt facility by $500,000 and an additional person combined with Sun Capital to increase the amount of the guaranty by an additional $500,000. The Company paid a 1% origination fee to Community National Bank on the entire principal amount, a 1% origination fee to Sun Capital on the $2,000,000 and a 2% origination fee to an individual guarantor on the $500,000 which were expensed as interest expense. The principal in the amount of $2,500,000 (or the remaining unpaid balance) originally matured on May 26, 2004. No advances have been made on the $500,000 note as of March 31, 2004 (See Note
15).

NOTE 8 -- LONG-TERM DEBT AND SUBORDINATED CONVERTIBLE NOTES PAYABLE

     Long-term debt consisted of the following at March 31:

                                                                 2003         2004
                                                              -----------   ---------
Note payable -- Paid in full during year end March 31,
  2004......................................................  $    35,949   $      --
Note payable -- Paid in full during year end March 31,
  2004......................................................      121,753          --
Note payable -- Paid in full during year end March 31,
  2004......................................................       40,189          --
Note payable -- Paid in full during year end March 31,
  2004......................................................        4,748          --
Unsecured convertible note payable -- Paid in full during
  year end March 31, 2004...................................       75,000          --
Unsecured convertible note payable -- Paid in full during
  year end March 31, 2004...................................       50,000          --

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 2003         2004
                                                              -----------   ---------
Unsecured convertible note payable -- Paid in full during
  year end March 31, 2004...................................       20,000          --
Unsecured convertible notes payable -- Paid in full during
  year end March 31, 2004...................................      167,500          --
10% secured subordinated note payable -- Paid in full during
  year end March 31, 2004...................................    1,326,647          --
10% secured subordinated note payable -- Paid in full during
  year end March 31, 2004...................................       30,898          --
Unsecured note payable -- Paid in full during year end March
  31, 2004..................................................       99,890          --
Unsecured note payable -- Paid in full during year end March
  31, 2004..................................................      200,000          --
Unsecured note payable -- Paid in full during year end March
  31, 2004..................................................       12,654          --
Unsecured note payable -- other, net of original issue
  discount of $13,846 and $0 at March 31, 2003 and 2004,
  respectively, total principal including interest at 10%
  was due June 2003.........................................       36,154      50,000
Note payable -- Stanley Robinson, monthly payments of
  $24,700 through May 15, 2004, interest at 10% due upon the
  occurrence of a default, secured by certain equipment.....           --      74,100
Note payable -- Community National Bank, monthly payments of
  $522 including interest at 7%, due December 18, 2005,
  unsecured.................................................           --      10,272
                                                              -----------   ---------
  Total.....................................................    2,221,382     134,372
Less: Current portion.......................................   (2,207,204)   (129,824)
                                                              -----------   ---------
  Long-Term Portion.........................................  $    14,178   $   4,548
                                                              ===========   =========

     All notes payable outstanding as of March 31, 2003 were due the earlier of the due date or the completion of an IPO offering (see Note 10). A majority of the notes payable were paid off in full during the year ended March 31, 2004 after the completion of the IPO.

     Future maturities of long-term debt and subordinated convertible notes payable for years ending after March 31, 2004 are as follows:

2005........................................................   $129,824
2006........................................................      4,548
                                                               --------
     Total..................................................   $134,372
                                                               ========

     During the year ended March 31, 2002, TMAG canceled the $114,727 note owed by the Company in exchange for the Company assuming two notes owed by TMAG to two banks. One of the notes is included in the amount outstanding on the line of credit -- bank at March 31, 2003, whereas, the second note is included in long-term debt at March 31, 2003. Both amounts were paid in full during fiscal year 2004.

     The Company entered into a $50,000 note payable with Venture Bank in March 2003. The note was due in June 2003, and bore interest at 8.50% and has been paid in full during fiscal year 2004. The note was collateralized by a life insurance policy of a related party and was guaranteed by a shareholder, an officer and an investor.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended March 31, 2000, the Company issued $137,300 of 8% unsecured convertible notes. In December 2000, the Company exchanged $127,300 of the unsecured convertible notes for 42,439 shares of Series A Convertible Preferred Stock at $3.00 per share, which was the per share amount of Series A Convertible Preferred Stock issued for cash in December 2000. In addition, during the years ended March 31, 2001, 2002 and 2003 the Company issued unsecured convertible notes payable of $1,171,000, $815,000 and $67,500, respectively, and issued warrants to the note holders to purchase 153,171, 186,844 and 13,500 shares of common stock, respectively. The warrants allow the note holders to purchase common shares at prices ranging from $3.00 to $3.75 per share at dates expiring July 2004 through February 2009. During the year ended March 31, 2003, the Company issued $2,221,000 of 10% collateralized subordinated notes payable and issued warrants to the note holders to purchase 444,200 shares of common stock. The warrants allow the note holders to purchase common stock at a price of $3.75 per share expiring October 2007 through December 2007. The proceeds were allocated between the unsecured convertible note and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant and the beneficial conversion of the note payable into Series A Convertible Preferred Stock as defined in Emerging Issue Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," was being amortized over the life of the note using the straight-line method, which approximates the interest method. In December 2000, $1,071,000 of unsecured convertible debt was converted into 347,011 shares of Series A Convertible Preferred Stock at $3.00 per share, which was the per share amount of Series A Convertible Preferred Stock issued for cash in December 2000. Upon conversion of the unsecured convertible note any unamortized debt issuance costs were recorded as interest expense. The unsecured convertible debt that was not converted into Series A Convertible Preferred Stock at March 31, 2003 was $479,190 net of original issue discount of $320,810. In May 2003, all outstanding unsecured convertible debt was converted into Series A Convertible Preferred Stock and subsequently converted into common stock. During the year ended March 31, 2003, the Company issued five-year warrants to note holders to purchase 239,171 common shares at an exercise price of $3.75. These warrants were issued in connection with the extension of the due date of the notes. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized the life of the note using the straight-line method, which approximates the interest method. At the election of the note holder, all principal and accrued interest outstanding on the unsecured convertible note may be converted into debt or equity securities at a conversion price as defined in the note agreement (see Note 10).

NOTE 9 -- CAPITAL LEASE OBLIGATIONS

     During the year ended March 31, 2004, the Company entered into several capital lease agreements for various equipment. Leases outstanding under these agreements bear interest ranging from 6.5% to 14.0% and expire through December 2008. The obligations are collateralized by the property under lease. Certain lease obligations are collateralized by a certificate of deposit (See Note 15). Total cost and accumulated amortization of the leased property at March 31, 2004 was $240,223 and $36,955, respectively. Amortization expense on the capital leases is included with depreciation expense.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum capital lease payments are as follows for the years ending March 31:

2005........................................................   $ 87,336
2006........................................................     81,694
2007........................................................     41,629
2008........................................................     21,276
2009........................................................     10,466
                                                               --------
  Total Future Minimum Lease Payments.......................    242,401
Less: Amount representing interest..........................    (36,712)
                                                               --------
Present Value of Future Minimum Lease Payments..............    205,689
Less: Current portion.......................................    (66,580)
                                                               --------
  Long-Term Capital Lease Obligations, net of current
     portion................................................   $139,109
                                                               ========

NOTE 10 -- SHAREHOLDERS' DEFICIT

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

     SERIES A CONVERTIBLE PREFERRED STOCK -- Series A Convertible Preferred Stock (preferred stock) can be converted by holders into shares of common stock on a one-to-one basis, subject to adjustment for certain events specified in the preferred stock subscription agreement. Preferred stock holders may convert their shares into common stock at any time, are entitled to vote on all matters presented to the stockholders, and are entitled to a preference in the amount of $3.75 per share upon liquidation or sale of the Company. Each share of preferred stock was automatically converted into one share of common stock upon the closing of the IPO. No dividend rate was specified for the preferred stock, however, the holders of the preferred stock were entitled to dividends, if declared by the Company's Board of Directors, at a rate equivalent to any dividends on common stock (no dividends have been declared to date). Warrants to purchase shares of the Company's common stock were given with the issuance of certain preferred stock and were valued at fair value using the Black Scholes pricing model. In addition, any intrinsic value of any beneficial conversion option was recorded as a preferred stock dividend at the time of the preferred stock issuance as defined by EITF 00-27. Since the preferred stock was immediately convertible into common stock the intrinsic value of the beneficial conversion option was recorded at the date of issuance.

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

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During December 2002, the holders of 20,002 shares of Series A Convertible Preferred Stock exercised their right to exchange preferred shares for notes payable in the principal amount of $90,000. The exchange occurred upon completion of the IPO in May 2003.

     In May 2003, the Company met the automatic conversion requirement with an IPO completed at $4.50 per share with gross proceeds of $10,000,008. In conjunction with the IPO, 1,268,236 shares of Series A Convertible Preferred Stock automatically converted on a one-to-one basis to common stock upon the closing of the IPO.

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

     On May 21, 2003, the Company closed on an IPO of 2,222,224 shares of common stock at $4.50 per share. Gross proceeds from the offering were $10,000,008. After deducting underwriter's discounts, fees and expenses totaling $1,840,954, the net proceeds were $8,159,054. The Company's common stock commenced trading on the American Stock Exchange on May 16, 2003 under the symbol "RED".

     In July 2003, the Company sold an additional 321,453 shares as a result of the underwriter exercising its option to purchase shares to cover over-allotments. The exercise of the over-allotment option at $4.50 per share resulted in gross proceeds to the Company of $1,446,539 and net proceeds of $1,239,530, after deducting underwriter's discounts, fees and expenses totaling $207,009.

     In December 2003, the Company issued 8,000 shares of common stock valued at $3.41, the fair market value of the common stock on the date of issuance, for services to be rendered valued at $27,280.

     RESTRICTED STOCK -- In July 2000, the Company issued 100,000 shares of restricted common stock to its founders at $3.75 per share. The founders immediately had all the rights of a shareholder, except that full economic ownership was subject to vesting through the achievement of three successive annual milestones, one-third of these shares vesting upon the achievement of each milestone. If any one of the milestones was not achieved, vesting of those shares would not occur and were to be canceled. During the year ended March 31, 2003, the Company canceled the remaining 66,001 shares of restricted common stock for failure to achieve the milestones.

     STOCK WARRANTS -- Stock warrants activity is as follows:

                                                                          WEIGHTED-AVERAGE
                                                            OUTSTANDING    EXERCISE PRICE
                                                            -----------   ----------------
Outstanding, March 31, 2002...............................     547,793         $3.59
  Granted.................................................     799,645          3.80
  Exercised...............................................     (20,008)         4.50
  Forfeited...............................................          --            --
                                                             ---------         -----
Outstanding, March 31, 2003...............................   1,327,430          3.70
  Granted.................................................     272,367          7.18
  Exercised...............................................          --            --
  Forfeited...............................................      (5,002)         4.50
                                                             ---------         -----
Outstanding, March 31, 2004...............................   1,594,795         $4.29
                                                             =========         =====

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted-average grant-date fair value of warrants granted during the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, was $3.29, $0.43 and $2.18, respectively. All warrants were valued at fair value using the Black Scholes pricing model.

     Stock warrants awarded during the years ended March 31 are as follows:

                                                               2003      2004
                                                              -------   -------
Debt issuance and debt guarantees...........................  725,291    18,000
Series A Convertible Preferred stock........................   49,287        --
Services rendered...........................................   22,067   254,367
Conversion of accounts payable to debt......................    3,000        --
                                                              -------   -------
                                                              799,645   272,367
                                                              =======   =======

     STOCK OPTIONS -- In July 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (2000 Plan), whereby options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Options granted under this plan may be designated either incentive or non-qualified options and vest over periods designated by the Board, generally over four years, and expire no later than ten years from the date of grant. If incentive options are granted to persons owning more than ten percent of the voting stock of the Company, the 2000 Plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. The Company has reserved 700,000 shares of common stock for 2000 Plan grants.

     Stock option activity for the 2000 Plan is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding, March 31, 2002.................................   90,675        $3.96
  Granted...................................................   22,500         3.75
  Exercised.................................................       --           --
  Forfeited.................................................  (33,004)        3.94
                                                              -------        -----
Outstanding, March 31, 2003.................................   80,171         3.91
  Granted...................................................   81,800         4.33
  Exercised.................................................       --           --
  Forfeited.................................................       --           --
                                                              -------        -----
Outstanding, March 31, 2004.................................  161,971        $4.12
                                                              =======        =====

     In March 2001, the Company's Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (Director Plan), whereby non-qualified options to purchase shares of the Company's common stock are granted at a price equal to the fair market value of the stock at the date of grant. Under the Director Plan, options to purchase 8,334 shares of the Company's common stock are granted to each non-employee director upon being elected or appointed to the Company's Board of Directors. Options to purchase 1,667 shares vest immediately upon appointment, and options to purchase the remaining shares vest at 1,667 shares upon each subsequent anniversary date of the appointment. In addition to these initial grants, on the date of each annual meeting of the Company's shareholders, other than the annual meeting during the one-year period following a director's appointment, each non-employee director is automatically granted an option for the purchase of 1,667 shares of common stock. These additional grants vest as to 50% of the shares immediately and as to the remaining shares one year after the grant. All options granted to Non-Employee

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Directors expire seven years from the date of grant. All automatic grants may be increased or decreased at the discretion of the Company's Board of Directors. In the event of a change in control, as defined in the Director Plan, vesting of the options may be accelerated at the discretion of the board of Directors. The Company has reserved 400,000 shares of common stock for Director Plan grants.

     Stock option activity for the Director Plan is as follows:

                                                                        WEIGHTED-AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding, March 31, 2002.................................   46,671        $3.75
  Granted...................................................  100,000         3.75
  Exercised.................................................       --           --
  Forfeited.................................................   (5,001)        3.75
                                                              -------        -----
Outstanding, March 31, 2003.................................  141,670         3.75
  Granted...................................................   60,000         4.58
  Exercised.................................................       --           --
  Forfeited.................................................       --           --
                                                              -------        -----
Outstanding, March 31, 2004.................................  201,670        $4.00
                                                              =======        =====

     During the year ended March 31, 2003, the Company issued 240,000 options outside of the Plans to purchase shares of the Company's common stock at $3.75 per share to one of its officers. The options vest quarterly through October 2006 and expire in October 2009.

     At March 31, 2004, the Company had 603,641 options outstanding with exercise prices ranging from $3.35 to $4.70, a weighted-average exercise price of $3.93, and a weighted-average remaining contractual life of 6.72 years. At March 31, 2004, the Company had 243,628 exercisable options with a weighted-average exercise price of $3.89.

     The weighted-average fair value of options granted during the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004 was $1.13, $1.70 and $1.25, respectively.

NOTE 11 -- INCOME TAXES

     The Company has generated federal and state net operating losses of approximately $4,170,000 which, if not used, will begin to expire in 2020 and research and development tax credit carryforwards of approximately $550,000 which, if not used, will begin to expire in 2020. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

     The Company had recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                                              MARCH 31,     MARCH 31,
                                                                2003          2004
                                                             -----------   -----------
Net operating loss carryforwards...........................  $ 1,163,000   $ 1,585,000
Capitalized start up costs.................................    2,393,000     4,750,000
Research and development tax credit carryforwards..........      410,000       550,000
Depreciation and other timing differences..................      213,000       900,000
Less: valuation allowance..................................   (4,179,000)   (7,785,000)
                                                             -----------   -----------
  Net deferred tax asset...................................  $        --   $        --
                                                             ===========   ===========

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The change in the valuation allowance was $1,586,000, $3,606,000 and $7,785,000 for the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, respectively.

     Reconciliation between the federal statutory rate and the effective tax rate for the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004 is as follows:

                                                                               PERIOD FROM
                                                                               DECEMBER 22,
                                                                                   1999
                                                                              (INCEPTION) TO
                                                      MARCH 31,   MARCH 31,     MARCH 31,
                                                        2003        2004           2004
                                                      ---------   ---------   --------------
Federal statutory tax rate..........................     34.0%       34.0%         34.0%
State taxes, net of federal benefit.................      4.0         4.0           4.0
Change in valuation allowance.......................    (38.0)      (38.0)        (38.0)
                                                        -----       -----         -----
  Effective tax rate................................      0.0%        0.0%          0.0%
                                                        =====       =====         =====

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company had unsecured notes payable, due on demand, with shareholders of the Company for costs incurred in the start-up of the Company. The balance at March 31, 2003 and 2004 was $111,636 and $0, respectively. The notes were paid in full during the year end March 31, 2004.

     Accounts payable at March 31, 2003 and 2004 includes $56,956 and $0, respectively, of credit card liabilities which are guaranteed by two of the Company's significant shareholders. Also, included in accounts payable at March 31, 2003 and 2004 are $49,924 and $0, respectively, of payables to related parties.

     Interest expense on long-term debt issued to TMAG was approximately $0 for both of the years ended March 31, 2003 and 2004, and approximately $10,000 for the period from December 22, 1999 (inception) to March 31, 2004.

     Interest expense on long-term debt issued to related parties was approximately $328,000, $1,000 and $364,000 for the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENTS -- The Company was leasing its research and development facility and equipment from one of its significant shareholders, under separate operating lease agreements that terminated on October 16, 2002. Monthly payments under these leases totaled $9,700. Rent expense for the years ended March 31, 2003 and 2004 to the significant shareholder was $2,850 and $0, respectively, and rent expense was $223,125 for the period from December 22, 1999 (inception) to March 31, 2004. Prior to March 31, 2000, TMAG paid a portion of these monthly payments.

     The Company entered into a building lease during the year ended March 31, 2001. The lease agreement expires on August 31, 2005 and requires monthly payments of $15,500 over the term of the lease. The lease agreement has a renewal option of 24 months and is guaranteed by two significant shareholders.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of these leases. At March 31, 2004, the Company had the following minimum commitments, by fiscal year, for payment of rentals under leases, which at inception had a non-cancelable term of more than one year:

2005........................................................   $186,000
2006........................................................     77,500
                                                               --------
  Total lease commitments...................................   $263,500
                                                               ========

     Rent expense was $178,459 and $178,525 for the years ended March 31, 2003 and 2004, respectively, and was $869,543 for the period from December 22, 1999 (inception) to March 31, 2004.

     EMPLOYMENT AGREEMENTS -- The Company has employment agreements with three officers. The agreements require annual compensation as defined in the agreements. Two of the agreements expire on July 31, 2004 and automatically renew for one year terms unless either party terminates the agreement and one agreement renews monthly. The agreements require the Company to pay a severance of up to one year as defined in the agreements if the Company terminates the agreements without cause. The maximum severance payment at March 31, 2004 is approximately $365,000.

     ENGINE DEVELOPMENT AGREEMENT -- The Company is a party to an engine development agreement and consulting agreement with one of its shareholders. Upon payment of total consideration of $250,000, the Company will acquire the engine and related technology which are the subject of the agreement. The Company has paid $200,000 and the balance owed at March 31, 2003 was $50,000, which was subsequently paid in May 2003. The agreement includes a specified fee for each snowmobile sold by the Company which incorporates the engine developed for the Company. The Company is not obligated to use the engine developed for the Company and there is no minimum amount of fees required to be paid. The maximum amount of engine fees under the agreement will be $275,000. The agreement terminates upon the Company's purchase of the engine and related technology. The Company's obligation to pay per unit engine fees survives termination of the agreement. As of March 31, 2004, the Company was not obligated for any engine fees. The consulting agreement describes the services to be provided by the shareholder and the amounts to be paid by the Company for general engineering services. During March 31, 2003 and 2004 and for the period from December 22, 1999 (inception) to March 31, 2004, the Company paid to its shareholder $179,679, $305,511 and $835,148, respectively, for consulting fees and recorded consulting expenses of $242,734, $225,861 and $818,419 for the years ended March 31, 2003 and 2004 and the period from December 22, 1999 (inception) to March 31, 2004, respectively.

     In September 2003, the Company entered into a definitive contract assembly agreement with Interstate Companies, Inc. (Interstate), based in Bloomington, Minnesota. Interstate will assemble the 800 Revolt model at their ISO 9001:2000 certified Power Products & Services center, located in West Fargo, North Dakota, and will ship snowmobiles to the Company's dealers from that location. Interstate will invoice the Company on a weekly basis for snowmobiles produced in the previous week, and invoices are payable within 15 days. The agreement terminates on May 1, 2006, unless extended by mutual agreement. As of March 31, 2004, no payments had been made pursuant to the contract assembly agreement.

     DEALER FINANCING PROGRAMS -- A finance company provides floor plan financing to dealers on the purchase of Company products. The amount financed by dealers under these arrangements at March 31, 2004, was approximately $10,000. The Company's financial exposure under this arrangement is limited to the difference between the amount paid to the finance company for repurchases and the amount received on the resale of the repossessed product. No material losses have been incurred under this agreement during the periods presented. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions including the obligation to pay interest to the finance

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

company through November 2004. Such expenditures are included as an offset to sales in the accompanying statements of operations.

NOTE 14 -- SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                 DECEMBER 22,
                                                                                     1999
                                                                                (INCEPTION) TO
                                                                                  MARCH 31,
                                              MARCH 31, 2003   MARCH 31, 2004        2004
                                              --------------   --------------   --------------
Cash paid for interest......................     $432,534        $  455,521       $  995,076
Noncash investing and financing
  transactions:
  Conversion of accounts payable into notes
     payable................................     $397,390        $       --       $  397,390
  Conversion of notes payable into Series A
     Convertible Preferred Stock............           --                --        1,325,800
  Issuance of warrants for extension of
     long-term debt.........................      728,000                --          728,000
  Conversion of Series A mandatory
     redeemable preferred stock.............       90,000                --           90,000
  Warrants issued in connection with
     settlement of accounts payable.........       90,000                --           90,000
  Common stock issued for settlement of
     accounts payable.......................       83,252                --           83,252
  Cancellation of common stock..............        9,020                --            9,020
  Assumption of line of credit -- bank in
     consideration for cancellation of a
     portion of the TMAG note payable.......           --                --           49,500
  Assumption of a bank note payable in
     consideration for cancellation of a
     portion of the TMAG note payable.......           --                --           65,227
  Issuance of restricted common stock to its
     founders...............................           --                --          375,000
  Issuance of debt for property and
     equipment..............................           --           123,500          465,227
  Conversion of Series A Convertible
     Preferred Stock into common stock......           --         4,645,793        4,645,793
  Property and equipment acquired through
     capital lease obligations..............           --           240,223          240,223
  Common stock issued for prepaid
     expenses...............................           --            27,280           27,280

NOTE 15 -- SUBSEQUENT EVENTS

     In April and May 2004, the Company issued 750,000 shares of common stock at $1.00 per share and 225,000 five-year warrants to purchase common stock with an exercise price of $1.00 per share. Gross proceeds were $750,000 with expenses of $37,500 in the form of commissions in connection with the Private Placement Offering, for net proceeds of $712,500. The Company issued 50,000 five-year warrants at an exercise price of $1.75 as commission for the April and May 2004 financing.

                       REDLINE PERFORMANCE PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In April 2004, the Company received a $500,000 advance from Community National Bank for inventory financing. In addition, on May 26, 2004, the Company and Community National Bank agreed to extend the term of the debt facility to November 26, 2004 with a balloon repayment for any outstanding principal. Under the modified terms of the debt facility, the Company pays $7,000 to the bank for each snowmobile shipped until the entire balance is paid in full. The Company paid a 1% origination fee to the bank and to the guarantor to extend the maturity of the debt facility (See Note 7).

     In June 2004, the Company commenced a private placement of two-year, 6% convertible subordinated debentures and warrants to purchase shares of common stock intended to raise up to $2 million. The securities offered in the placement have not been and will not be registered under the Securities Act of 1933, as amended, and may not be sold absent registration or an exemption from registration. As of June 24, 2004, the Company has raised $235,000 in the placement. The Company intends to use the net proceeds from the placement to fund the Company's short-term operations and continue the design and engineering of the 800 Revolt snowmobile.

     In June 2004, the Company paid off the capital leases associated with the restricted cash of $132,156 at March 31, 2004 (See Note 9).

                                    EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1        Third Amended and Restated Articles of Incorporation of the
              Company, incorporated by reference to Exhibit 3.1 of the
              Company's Annual Report on Form 10-KSB, filed June 30, 2003
   3.2        First Amended and Restated Bylaws of the Company,
              incorporated by reference to Exhibit 3.1 to the Company's
              Registration Statement on Form SB-2, filed January 15, 2003
   3.2a       Amendment No. 1, dated March 4, 2003, to the First Amended and Restated Bylaws of the Company, incorporated by
              reference to Exhibit 3.2 to the Company's Amendment No. 1 to
              Registration Statement on Form SB-2/A, filed March 11, 2003
   3.2b       Amendment No. 2, dated April 25, 2003, to the First Amended and Restated Bylaws of the Company, incorporated by
              reference to Exhibit 3.2(b) to the Company's Amendment No. 3 to Registration Statement on Form SB-2/A, filed May 7, 2003
   4.1        Specimen of Common Stock Certificate of the Company,
              incorporated by reference to Exhibit 4.1 to the Company's
              Amendment No. 3 to Registration Statement on Form SB-2/A,
              filed May 7, 2003
  10.1a*      Company's 2000 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
              Form SB-2, filed January 15, 2003
  10.1b*+     Amendment No. 1 to the Company's 2000 Stock Option Plan
  10.2*       Company's First Amended and Restated 2001 Non-Employee
              Director Stock Option Plan incorporated by reference to
              Exhibit 10.2 to the Company's Amendment No. 1 to
              Registration Statement on Form SB-2/A, filed March 11, 2003
  10.2*       Employment Agreement, dated October 15, 2002, between Mark
              A. Payne and the Company, incorporated by reference to
              Exhibit 10.3 to the Company's Registration Statement on Form
              SB-2, filed January 15, 2003
  10.3*       Stock Option Agreement, dated October 15, 2002, between Mark
              A. Payne and the Company, incorporated by reference to
              Exhibit 10.4 to the Company's Amendment No. 1 to
              Registration Statement on Form SB-2/A, filed March 11, 2003
  10.4*       Employment Agreement, dated July 31, 2000, between Kent H.
              Harle and the Company, incorporated by reference to Exhibit
              10.5 to the Company's Registration Statement on Form SB-2,
              filed January 15, 2003
  10.5*       Employment Agreement, dated July 31, 2000, between Chris B.
              Rodewald and the Company, incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form
              SB-2, filed January 15, 2003
  10.6        Corrected and Amended Settlement and Release Agreement,
              dated October 16, 2002, by and among Bill Savage, The Savage
              Family 1995 Trust and the Company, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
              Form SB-2, filed January 15, 2003
  10.7        Bridge Loan and Investment Agreement, dated December 12,
              2001, between David G. Mell and the Company and Related 10%
              Secured Convertible Promissory Note, Warrants, Extension
              Agreement and Security Agreement, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on
              Form SB-2, filed January 15, 2003
  10.8        Warrants, dated February 19, 2002, and November 13, 2002
              issued to David G. Mell, incorporated by reference to
              Exhibit 10.18 to the Company's Registration Statement on
              Form SB-2, filed January 15, 2003
  10.9        Lease Agreement, dated July 27, 2000, between Wilco
              Investments LLC and the Company, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
              Form SB-2, filed January 15, 2003
  10.10       Consulting Agreement, dated June 8, 2000, between Maverick and Company Business Solutions Ltd. and the Company,
              incorporated by reference to Exhibit 10.24 to the Company's
              Registration Statement on Form SB-2, filed January 15, 2003
  10.11       Engine Development Agreement, dated January 14, 2003,
              between Stan Robinson dba RM Holdings and the Company,
              incorporated by reference to Exhibit 10.25 to the Company's
              Registration Statement on Form SB-2, filed January 15, 2003

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.12       Vendor Agreement, dated December 19, 2000, between GE
              Commercial Distribution Finance Corporation (formerly
              Deutsche Financial Services Corporation) and the Company and
              related correspondence, incorporated by reference to Exhibit
              10.26 to the Company's Registration Statement on Form SB-2,
              filed January 15, 2003
  10.13       Underwriting Agreement, dated as of May 15, 2003, between
              GunnAllen Financial, Inc. and the Company, including First
              Amendment to Underwriting Agreement, dated as of May 15,
              2003, incorporated by reference to Exhibit 1.1 to the
              Company's Registration Statement on Form SB-2, filed January
              15, 2003
  10.14       Contract Assembly Agreement, dated September 26, 2003, by
              and between the Company and Interstate Companies, Inc.,
              incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-QSB, filed November 14, 2003
  10.15       Loan Agreement, dated November 26, 2003, by and between the
              Company and Community National Bank, incorporated by
              reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB, filed February 13, 2004
  10.16       Promissory Note, dated November 26, 2003, issued in the name of Community National Bank, incorporated by reference to
              Exhibit 10.2 to the Company's Quarterly Report on Form
              10-QSB, filed February 13, 2004
  10.17       Security Agreement, dated November 26, 2003, by and between the Company and Community National Bank, incorporated by
              reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB, filed February 13, 2004
  10.18       Agreement to Provide Guaranty, dated December 9, 2003, by
              and among the Company, Sun Capital, LLC, Derrick J. Bushman,
              Jerome J. Bushman, Steven J. Campbell, Michael J. Hofer,
              Michael T. Montplaisir and Terry J. Welle, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB, filed February 13, 2004
  10.19+      Amendment to Loan Agreement, dated March 20, 2004, by and
              between the Company and Community National Bank ($500,000
              loan)
  10.20+      Promissory Note, dated March 30, 2004, issued in the name of
              Community National Bank ($500,000 loan)
  10.21+      Security Agreement, dated March 20, 2004, issued in the name of Community National Bank ($500,000 loan)
  10.22+      Collateral and Guaranty Agreement, dated March 30, 2004, by and between the Company and Howard Dahl ($500,000 Loan)
  10.23+      Amended and Restated Loan Agreement, dated May 26, 2004, by and between the Company and Community National Bank
  10.24+      Amended and Restated Renewal Promissory Note, dated May 26,
              2004, issued in the name of Community National Bank
  10.25+      Amended and Restated Security Agreement, dated May 26, 2004, by and between the Company and Community National Bank
  10.26+      Amended and Restated Loan Agreement, dated May 26, 2004, by and between the Company and Community National Bank
              ($500,000 loan)
  10.27+      Amended and Restated Renewal Promissory Note, dated May 26,
              2004, issued in the name of Community National Bank
              ($500,000 loan)
  10.28+      Amended and Restated Security Agreement, dated May 26, 2004, by and between the Company and Community National Bank
              ($500,000 loan)
  10.29+      Sales Agency Agreement, dated April 20, 2004, by and between the Company and GunnAllen Financial, Inc.
  10.30+      Amendment No. 1 to Sales Agency Agreement, dated April 21,
              2004, by and between the Company and GunnAllen Financial,
              Inc.
  10.31+      Sales Agent Warrant, dated May 14, 2004, issued by the
              Company to GunnAllen Financial, Inc.
  10.32+      Form of Common Stock Purchase Agreement, dated April 21,
              2004, and Form of Investor Warrant

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.33+      Form of Amendment No. 1 to Common Stock Purchase Agreement,
              dated May 14, 2004
  10.34+      Engagement Agreement, dated May 7, 2004, by and between the
              Company and Manchester Companies, Inc.
  14.1+       Code of Business Conduct and Ethics
  24.1+       Power of Attorney
  31.1+       Certification Pursuant to Section 306 of the Sarbanes-Oxley
              Act of 2002
  32.1+       Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

---------------

* Management contract or compensatory plan.

+ Filed herewith.